Form 10QSB
period 2001-06-30
BIG SKY INDUSTRIES I INC
filed 2003-05-27
CIK 1121806

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 2001
                                      ---------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
        ACT

        For the transition period from _________to_________

                  Commission file number 0-32067


                    Big Sky Industries I, Inc
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


               Florida                              59-3646899
   --------------------------------            -------------------
   (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)            Identification No.)


            211 Shellpoint West, Maitland, Florida 32751
            --------------------------------------------
              (Address of principal executive offices)

                          (407)-628-7033
                    ---------------------------
                    (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange ACT after the distribution of securities under a plan confirmed by a court.
Yes [   ]  No [   ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 30, 2001, 1,050,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                     BIG SKY INDUSTRIES I, INC.
                   (A Development Stage Company)

                             FORM 10-QSB
                            June 30, 2001


INDEX                                                                 Page
                                                                     Number


                    PART 1- FINANCIAL INFORMATION

Item 1 -   Financial Statements

           Balance Sheets as of June 30, 2001 (unaudited)
           and as of September 30, 2000                                2

           Statement of Loss and Accumulated Deficit During
           The Development Stage for the three and nine months
           ended June 30, 2001 and 2000 (unaudited)                    3

           Statement of Cash Flows During The Development Stage
           for the nine months ended June 30, 2001 and 2000
           (unaudited)                                                 4

           Notes to Financial Statements (unaudited)                   5

Item 2 -   Management's Discussion and Analysis or Plan of Operation   5

                       PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                           7

Item 2 -   Changes in Securities                                       7

Item 3 -   Defaults upon Senior Securities                             7

Item 4 -   Submission of Matters to a Vote of Security Holders         7

Item 5 -   Other Information                                           7

Item 6 -   Exhibits and Reports on Form 8-K                            7

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                           BIG SKY INDUSTRIES I, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                                  June 30,      September 30,
                                                                    2001            2000
                                                                -----------     ------------
                                                                (unaudited)

ASSETS

  Cash                                                          $       204     $        955
                                                                -----------     ------------
TOTAL ASSETS                                                    $       204     $        955
                                                                ===========     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  LIABILITIES

  Accrued expenses                                              $     3,401     $      2,967
                                                                -----------     ------------
TOTAL LIABILITIES                                                     3,401            2,967
                                                                -----------     ------------

STOCKHOLDERS' DEFICIT

  Preferred stock, no par value; 5,000,000 shares
    authorized,none outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized 1,050,000 shares issued and outstanding                1,050            1,050
  Additional paid-in capital                                            165              165
  Deficit accumulated during the development stage                   (4,412)          (3,227)
                                                                -----------     ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (3,197)          (2,012)
                                                                -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       204     $        955
                                                                ===========     ============









The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES I, INC.
                        (A Development Stage Company)


    STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
                                  (Unaudited)


                                                  Three Months Ended           Nine Months Ended
                                                       June 30,                     June 30,
                                                ------------------------    -----------------------
                                                                                         Inception:    Cumulative
                                                                                          1/31/2000      During
                                                                                             To        Development
                                                    2001          2000          2001       6/30/2000      Stage
                                                -----------   ----------     ----------   ----------   ------------

Revenues                                        $         -   $        -     $        -   $        -   $          -

General and administrative expenses                     395           65          1,185          215          4,412

Operating loss                                         (395)         (65)        (1,185)        (215)        (4,412)
                                                -----------   ----------     ----------   ----------   ------------

Provision for income taxes                                -            -              -            -              -

Net loss                                        $      (395)  $      (65)    $   (1,185)  $     (215)  $     (4,412)


Basic and diluted loss per share                $    (0.000)  $   (0.000)    $   (0.001)  $   (0.000)  $     (0.004)
                                                ===========   ==========     ==========   ==========   ============
Weighted average number of common
  shares outstanding
  (basic and diluted)                             1,050,000    1,050,000      1,050,000    1,050,000      1,050,000
                                                ===========   ==========     ==========   ==========   ============








The accompanying notes are an integral part of these financial statements.

                         BIG SKY INDUSTRIES I, INC.
                        (A Development Stage Company)

           STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
                                  (Unaudited)


                                                                       Inception:
                                                                       January 31,
                                                        Nine Months       2000         Cumulative
                                                           Ended           To            During
                                                          June 30,       June 30,      Development
                                                            2001          2000            Stage
                                                        -----------    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                              $    (1,185)   $      (215)    $    (4,412)

  Adjustments to reconcile net loss to net cash used by operating activities:

  Common stock exchanged for services                             -             50              50
  Increase in accrued liabilities                               434              0           3,401
                                                        -----------    -----------     -----------
NET CASH USED BY OPERATING ACTIVITIES                   $      (751)   $      (165)    $      (961)
                                                        -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of common stock                                            -              -           1,000
  Contribution of capital by shareholders                         -            165             165
                                                        -----------    -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         -            165           1,165
                                                        -----------    -----------     -----------

NET INCREASE (DECREASE) IN CASH                                (751)             -             204

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                      955              -               -
                                                        -----------    -----------     -----------
CASH AND EQUIVALENTS - END OF PERIOD                    $       204    $         -     $       204
                                                        ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURES:

  Cash paid during the period for interest              $         -    $         -     $         -
                                                        ===========    ===========     ===========

  Cash paid during the period for income taxes          $         -    $         -     $         -
                                                        ===========    ===========     ===========





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

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits.

     3.1   Registrant's Articles of Incorporation (1)
     3.2   Registrant's Bylaws (1)

     (b)   Reports on form 8-k

           No reports on Form 8-K were filed during the quarter ending June 30, 2001.

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


Date: May 14, 2003                  Big Sky Industries I, Inc.



                                    /s/ Ramon Chimelis
                                    -----------------------------
                                    Ramon Chimelis
                                    Chief Executive Officer