Form 10QSB
period 2002-12-31
BIG SKY INDUSTRIES I INC
filed 2003-06-10
CIK 1121806

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                               FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from _________to_________

                        Commission file number 0-32067

                          Big Sky Industries I, Inc
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

            Florida                                59-3646899
   ------------------------------        ----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                211 Shellpoint West, Maitland, Florida 32751
               ----------------------------------------------
                (Address of principal executive offices)

                             (407)-628-7033
                        -------------------------
                       (Issuer's telephone number)


 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange ACT after the distribution of securities under a plan confirmed by a court.

                 Yes [   ]                              No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 20, 2003, 1,050,000 shares of the registrant's common stock, $.001 par value, issued nd outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                          BIG SKY INDUSTRIES I, INC.
                        (A Development Stage Company)

                                FORM 10-QSB
                             December 31, 2002

INDEX                                                             Page Number

                          PART 1- FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets as of December 31, 2002 (unaudited)
         and as of September 30, 2002                                     2

         Statements of Loss and Accumulated Deficit During The
         Development Stage for the three months ended December
         31, 2002 and 2001 (unaudited)                                    3

         Statements of Cash Flows During The Development Stage
         for the three months ended December 31, 2002 and 2001
         (unaudited)                                                      4

         Notes to Financial Statements (unaudited)                        5

Item 2 - Management's Discussion and Analysis or Plan of Operation        5

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                7

Item 2 - Changes in Securities                                            7

Item 3 - Defaults upon Senior Securities                                  7

Item 4 - Submission of Matters to a Vote of Security Holders              7

Item 5 - Other Information                                                7

Item 6 - Exhibits and Reports on Form 8-K                                 7

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BIG SKY INDUSTRIES I, INC.
                        (A Development Stage Company)
                              BALANCE SHEETS

                                                                      December 31,    September 30,
                                                                          2002            2002
                                                                      -----------     ------------
                                                                      (unaudited)

ASSETS

    Cash                                                              $      -         $      -
                                                                      -----------      -----------

TOTAL ASSETS                                                          $      -         $      -
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
    LIABILITIES
    Cash in bank deficit                                                     -               22
    Accrued expenses                                                  $  5,650         $  5,520
                                                                      -----------      -----------

TOTAL LIABILITIES                                                        5,650            5,542
                                                                      -----------      -----------

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value; 5,000,000 shares authorized, none outstanding
    Common stock, $.001 par value, 50,000,000 shares authorized
       1,050,000 shares issued and outstanding                           1,050            1,050
    Additional paid-in capital                                             187              165
    Deficit accumulated during the development stage                    (6,887)          (6,757)
                                                                      -----------      -----------

TOTAL STOCKHOLDERS' DEFICIT                                             (5,650)          (5,542)
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $      -         $      -
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

                          BIG SKY INDUSTRIES I, INC.
                        (A Development Stage Company)
  STATEMENT OF LOSS AND ACCUMULATED DEFFICIT DURING THE DEVELOPMENT STAGE
                               (Unaudited)



                                                Three Months Ended                Cumulative
                                                    December 31,                    During
                                               ---------------------              Development
                                                 2002         2001                   Stage
                                              ----------   ----------            --------------

Revenues                                      $       -    $       -              $          -

General and administrative expenses                 130          175                     6,887
                                              ---------    ---------              ------------
Operating loss                                     (130)        (175)                   (6,887)

Provision for income taxes                             -           -                         -
                                              ---------    ---------              ------------

Net loss                                      $   (130)    $    (175)             $     (6,887)
                                              ========     =========              ============

Basic and diluted loss per share              $  (0.000)   $  (0.000)             $     (0.007)

Weighted average number of common
    shares outstanding
     (basic and diluted)                      1,050,000    1,050,000                 1,050,000
                                              =========    =========              ============



The accompanying notes are an integral part of these financial statements.

                         BIG SKY INDUSTRIES I, INC.
                       (A Development Stage Company)
           STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
                              (Unaudited)


                                                            Three Months Ended             Cumulative
                                                               December 31,                  During
                                                           --------------------            Development
                                                            2002          2001                Stage
                                                        ------------    ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $       (130)   $      (175)      $    (6,887)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Common stock exchanged for services                            -              0                50
    Increase in accrued liabilities                              130            130             5,650
    Cash in bank deficit                                         (22)
                                                        ------------    -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                            (22)           (45)           (1,187)
                                                        ------------    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                           -              -             1,000
    Contribution of capital by shareholders                       22              -               187
                                                        ------------    -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         22              -             1,187
                                                        ------------    -----------       -----------

NET INCREASE (DECREASE) IN CASH                                    -            (45)                -

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                         0            158                 -
                                                        ------------    -----------       -----------
CASH AND EQUIVALENTS - END OF PERIOD                    $          -    $       113       $         -
                                                        ============    ===========       ===========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest            $          -    $         -       $         -
                                                        ============    ===========       ===========

    Cash paid during the period for income taxes        $          -    $         -       $         -
                                                        ============    ===========       ===========



The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES I, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.  Nature of Business and Basis of Presentation

     Basis of Presentation

     Unaudited interim financial statements In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Operating results for the interim periods are not necessarily indicative of results for the year ended September 30, 2003.

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

         The following is qualified by reference to, and should be read in conjunction with the Company's financial statements, and notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation"; our significant accounting policies are disclosed in Note 1 to our financial statements included on our Annual Report on Form 10-KSB for the year ended September 30, 2002 filed with the Securities and Exchange Commission.

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

         We do not have cash in the bank or other material assets, nor do we have an established source of revenue needed to cover the costs of normal operations, which would allow us to continue as a going concern. These financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders and issuing equity securities to complete a Business Combination transaction with a Target Business. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder and founder, Ramon Chimelis, will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a Business Combination with a Target Business.

         Since inception, we have received a cash infusion of $1,187. With the exception of certain other professional fees and costs related to a Business Combination, we expect that we will incur minimal operating costs and, as indicated above, our principal shareholder and founder will advance funds, as needed, to meet our cash requirements during the next twelve months. It is likely, however, that a Business Combination might not occur during the next twelve months; and in the event that our principal shareholder does not advance adequate funds to support normal operations prior to completing a Business Combination transaction with a Target Business, we may cease operations and a Business Combination may not occur.

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

         Since our cash reserves have been minimal since inception, we have not compensated our officers or directors; in the near term, we may compensate them for their services by issuing them stock in lieu of cash. Presently, there are no arrangements or anticipated arrangements to pay any type of additional compensation to any officer or director. Regardless, of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by the issuance of stock in lieu of cash.

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

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits.


              99.1 Certification of Ramon Chimelis, President

         (b)  Reports on form 8-k

              No reports on Form 8-K were filed during the quarter ending December 31, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2003                   Big Sky Industries I, Inc.

                                     /s/ Ramon Chimelis
                                     ----------------------------
                                     Ramon Chimelis
                                     President