Form 10QSB
period 2003-03-31
BIG SKY INDUSTRIES I INC
filed 2003-06-12
CIK 1121806

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from _________to_________

                      Commission file number 0-32067

                         Big Sky Industries I, Inc.
   -----------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

        Florida                                59-3646899
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                  211 Shellpoint West, Maitland, Florida 32751
     ---------------------------------------------------------------------
                (Address of principal executive offices)

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

                              FORM 10-QSB
                             March 31, 2003

INDEX                                                            Page Number

                          PART 1- FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets as of March 31, 2003 (unaudited) and
         as of September 30, 2002                                         2

         Statements of Loss and Accumulated Deficit During The
         Development Stage for the three and six months ended
         March 31, 2003 and 2002 (unaudited)                              3

         Statements of Cash Flows During The Development Stage
         for the six months ended March 31, 2003 and 2002 (unaudited)     4

         Notes to Financial Statements (unaudited)                        5

Item 2 - Management's Discussion and Analysis or Plan of Operation        5

                       PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                7

Item 2 - Changes in Securities                                            7

Item 3 - Defaults upon Senior Securities                                  7

Item 4 - Submission of Matters to a Vote of Security Holders              7

Item 5 - Other Information                                                7

Item 6 - Exhibits and Reports on Form 8-K                                 7

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           BIG SKY INDUSTRIES I, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS


                                                                   March        September 30,
                                                                   2003             2002
                                                                -------------   -------------
                                                                 (unaudited)
ASSETS
  Cash                                                          $         -      $         -
                                                                -----------      -----------

TOTAL ASSETS                                                    $         -      $         -
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  LIABILITIES
  Cash in bank deficit                                                    -               22
  Accrued expenses                                                    5,780            5,520
                                                                -----------      -----------

TOTAL LIABILITIES                                                     5,780            5,542
                                                                -----------      -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value; 5,000,000 shares
    authorized, none outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized 1,050,000 shares issued and outstanding                1,050            1,050
  Additional paid-in capital                                            187              165
  Deficit accumulated during the development stage                   (7,017)          (6,757)
                                                                -----------      -----------

TOTAL STOCKHOLDERS' DEFICIT                                          (5,780)          (5,542)
                                                                -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         -      $         -
                                                                ===========      ===========


The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES I, INC.
                        (A Development Stage Company)
     STATEMENT OF LOSS AND ACCUMULATED DEFFICIT DURING THE DEVELOPMENT STAGE
                               (Unaudited)


                                          Three Months Ended             Six Months Ended            Cumulative
                                               March 31,                      March 31,                During
                                         -----------------------       -----------------------       Development
                                            2003        2002              2003         2002            Stage
                                         ----------   ----------       ----------   ----------       ------------

Revenues                                 $      -     $      -         $      -     $      -         $        -

General and administrative expenses             130          175              260          350              7,017
                                         ----------   ----------       ----------   ----------       ------------

Operating loss                                 (130)        (175)            (260)        (350)            (7,017)

Provision for income taxes                      -            -                -            -                  -
                                         ----------   ----------       ----------   ----------       ------------

Net loss                                 $     (130)  $     (175)      $     (260)  $     (350)      $     (7,017)
                                         ==========   ==========       ==========   ==========       ============

Basic and diluted loss per share         $   (0.000)  $   (0.000)      $   (0.000)  $   (0.000)      $     (0.007)
                                         ==========   ==========       ==========   ==========       ============
Weighted average number of common
  shares outstanding
    (basic and diluted)                   1,050,000    1,050,000        1,050,000    1,050,000          1,050,000
                                         ==========   ==========       ==========   ==========       ============


The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES I, INC.
                         (A Development Stage Company)
          STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
                               (Unaudited)


                                                             Six Months Ended          Cumulative
                                                               March 31,                 During
                                                        ------------------------       Development
                                                           2003         2002             Stage
                                                        -----------  -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $    (260)         (350)      $    (7,017)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Common stock exchanged for services                   -             -                  50
    Increase in accrued liabilities                           260           260             5,780
                                                        ---------    ----------       -----------

NET CASH USED BY OPERATING ACTIVITIES                   $     -             (90)      $    (1,187)
                                                        ---------    ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                      -             -               1,000
    Contribution of capital by shareholders                   -             -                 187
                                                        ---------    ----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     -             -               1,187
                                                        ---------    ----------       -----------

NET INCREASE (DECREASE) IN CASH                               -             (90)              -

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                    -             158               -
                                                        ---------    ----------       -----------

CASH AND EQUIVALENTS - END OF PERIOD                    $     -      $       68       $       -
                                                        =========    ==========       ===========
SUPPLEMENTAL DISCLOSURES:

    Cash paid during the period for interest            $     -      $      -         $       -
                                                        =========    ==========       ===========

    Cash paid during the period for income taxes        $     -      $      -         $       -
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

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              99.1 Certification of Ramon Chimelis, President

         (b)  Reports on form 8-k

              No reports on Form 8-K were filed during the quarter ending March 31, 2003.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2003             Big Sky Industries I, Inc.

                               /s/ Ramon Chimels
                               ------------------------------
                               Ramon Chimelis
                               President