Form 10QSB
period 2003-06-30
BIG SKY INDUSTRIES I INC
filed 2007-08-15
CIK 1121806

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from _________to_________

                         Commission file number 0-32067

                           Big Sky Industries I, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Florida                                  59-3646899
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             7557 West Sand Lake Road, Suite 153, Orlando, FL 32819
            --------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 14, 2007, 1,050,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)

                                   FORM 10-QSB
                                  June 30, 2003

INDEX                                                                Page Number

                          PART 1- FINANCIAL INFORMATION

Item 1 - Financial Statements

     Balance Sheet as of June 30, 2003 (unaudited)                             2

     Statements of Operations for the three and nine months ended
     June 30, 2003 and 2002 and the period of inception January 31,
     2000 to June 30, 2003 (unaudited)                                         3

     Statements of Cash Flows for the nine months ended June 30, 2003 and 2002 and the period of inception  January 31, 2000 to June
     30, 2003 (unaudited)                                                      4

     Notes to Financial Statements (unaudited)                                10

Item 2 - Management's Discussion and Analysis or Plan of Operation            12

Item 3- Controls and Procedures                                               14


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    14

Item 2 - Changes in Securities                                                14

Item 3 - Defaults upon Senior Securities                                      14

Item 4 - Submission of Matters to a Vote of Security Holders                  14

Item 5 - Other Information                                                    14

Item 6 - Exhibits and Reports on Form 8-K                                     14

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                      June  30,
                                                                         2003
                                                                    -----------


ASSETS
  Cash                                                              $         -
                                                                    -----------

TOTAL ASSETS                                                        $         -
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  LIABILITIES
  Accrued expenses                                                  $     5,780
                                                                    -----------

TOTAL LIABILITIES                                                         5,780
                                                                    -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value; 5,000,000 shares authorized, none outstanding
  Common stock, $.001 par value, 50,000,000 shares authorized,
    1,050,000 shares issued and outstanding                               1,050
  Additional paid-in capital                                                187
  Deficit accumulated during the development stage                       (7,017)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIT                                              (5,780)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $         -
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                            For the
                                                                                            Period
                                                                                          January 31,
                                                                                             2000
                                        Three Months Ended          Nine Months Ended    (Inception) to
                                             June 30                   June 30,              June 30,
                                     -----------------------   -----------------------    -----------
                                        2003        2002            2003         2002         2003
                                     ----------   ----------   ----------   ----------    -----------

Revenues                             $      -     $      -      $      -     $      -      $      -

General and administrative expenses         -            175         260          525         7,017
                                     ----------   ----------     ----------   ----------    --------

Operating loss                              -           (175)       (260)        (525)       (7,017)

Provision for income taxes                  -            -              -            -            -
                                     ----------   ----------     ----------   ----------    ---------

Net loss                             $      -     $     (175)    $  (260)  $     (525)     $ (7,017)
                                     ==========   ==========     ==========   ==========    =========


Basic and diluted loss per share     $   (0.000)  $   (0.000)    $(0.000)  $   (0.001)     $ (0.007)
                                     ==========   ==========     ==========   ==========    =========
Weighted average number of common
  shares outstanding
    (basic and diluted)               1,050,000    1,050,000      1,050,000    1,050,000   1,050,000
                                     ==========   ==========     ==========   ==========   =========


   The accompanying notes are an integral part of these financial statements.


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                        For the
                                                                                         Period
                                                                                        January 31,
                                                            Nine Months Ended              2000
                                                                 June 30,             (Inception) to
                                                        ------------------------         June 30,
                                                           2003         2002               2003
                                                        -----------  -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $    (260)         (525)      $    (7,017)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Common stock exchanged for services                         -             -                50
    Decrease in cash in bank deficit                          (22)            -                 -
    Increase in accrued liabilities                           260           390             5,780
                                                        ---------    ----------       -----------

NET CASH USED BY OPERATING ACTIVITIES                   $     (22)         (135)      $    (1,187)
                                                        ---------    ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                        -            -              1,000
    Contribution of capital by shareholders                    22            -                187
                                                        ---------    ----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      22            -              1,187
                                                        ---------    ----------       -----------

NET INCREASE (DECREASE) IN CASH                                 -          (135)              -

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                      -           158               -
                                                        ---------    ----------       -----------

CASH AND EQUIVALENTS - END OF PERIOD                    $       -    $       23       $       -
                                                        =========    ==========       ===========
SUPPLEMENTAL DISCLOSURES:

    Cash paid during the period for interest            $       -    $       -        $       -
                                                        =========    ==========       ===========

    Cash paid during the period for income taxes        $       -    $       -        $       -
                                                        =========    ==========       ===========




   The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002, which was filed June 4, 2003. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Big Sky Industries I, Inc. as of June 30, 2003 and the results of its operations and cash flows for the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $7,000. Cash losses from operations since inception have been approximately $1,200. The Company has a working capital deficiency of $5,780 at June 30, 2003.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2003.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating expenses during the reporting periods. Actual results could differ from these estimates.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash flows
-------------------

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

The Company has not maintained any cash accounts which exceed federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. At June 30, 2003, the Company did not have any financial instruments.

Stock Based Compensation
------------------------

Effective September 30, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.

Recent accounting pronouncements
--------------------------------

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This

Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

     a) Permits fair value  re-measurement  for any hybrid financial  instrument
     that  contains  an  embedded   derivative   that  otherwise  would  require
     bifurcation.

     b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

     c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

     d)  Clarifies   that   concentrations   of  credit  risk  in  the  form  of
     subordination are not embedded derivatives.

     e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the company's financial statements.

In March 2006, The FASB issued SEAS 156, "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     a) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

     b) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     c) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

     d) At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

     e) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the company's financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company's fiscal year ending December 31, 2009. The company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In September 2006, the United States Securities and Exchange Commission ("SEC"), adopted SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, that SAB 108 may have on the company's results of operations or financial position.

Income taxes
------------

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

Net loss per share
------------------

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the periods and is computed by dividing net loss by the adjusted weighted average number of shares during the periods.

3. CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is not complex. The Company is authorized to issue 5,000,000 shares of preferred stock with a no par value. The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share.

Preferred stock
---------------

No shares of preferred stock have been issued as of June 30, 2003.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3. CAPITAL STRUCTURE DISCLOSURES (CONTINUED)

Common stock
------------

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights
----------------------------------------

As of July 13, 2007, the Company has not adopted any employee stock option plans.


Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements provided in this quarterly report on Form 10-QSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended September 30, 2002 filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operation (Continued)


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

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operation (Continued)

Going Concern

We continue to be a development stage company that has not generated any revenues and has experienced losses from operations since exception. In our Annual Report on Form 10-KSB for the year ended September 30, 2002 filed with the Securities and Exchange Commission, our predecessor independent auditors indicated that these factors raised substantial doubt about our ability to continue as a going concern. These concerns were addressed in a separate footnote (Note 6) to the Annual Report for the year ended September 30, 2002.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2003 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

         None


Item 2 - Changes in Securities

         None


Item 3 - Defaults upon Senior Securities

         None


Item 4 - Submissions of Matters to a Vote of Security Holders

         None


Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits

   31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *


--------------------------------------------------------------------------------


     *  Filed herewith


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ending June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Big Sky Industries I, Inc.

Dated:  August 14, 2007                                   By:  /s/Ramon Chimelis
                                                               -----------------
                                                                  Ramon Chimelis
                                                         Chief Executive Officer