Form 10KSB
period 2003-09-30
BIG SKY INDUSTRIES I INC
filed 2007-08-17
CIK 1121806

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the transition period from__________to__________

                         Commission file number 0-32067


                           Big Sky Industries I, Inc.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                     59-3646899
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


7557 West Sand Lake Road, Suite 153, Orlando, FL                32819
------------------------------------------------                -----
(Address of principal executive offices)                      (Zip Code)

                                 (407)-628-7033
                          -----------------------------
                           (Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class                         Name of Exchange on Which Registered
------------------------                   -------------------------------------
       None                                            None

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                         ------------------------------
                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  issuer's   revenues  for  the  fiscal  year  ended   September  30,  2003
were..................$0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of August 14, 2007, there were 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes [   ]                                       No [ X ]


                                TABLE OF CONTENTS

                                     Part I                               Page
                                                                         Numbers
Item 1    Description of Business                                              1
Item 2    Description of Property                                              3
Item 3    Legal Proceedings                                                    3
Item 4    Submission of Matters to a Voted of Security Holders                 3

                                     Part II

Item 5    Market for Common Equity and Related Stockholder Matters and Small
                    Business Issuers Purchases of Equity Securities            4
Item 6    Management's Discussion and Analysis or Plan of Operation            5
Item 7    Financial Statements                                                 6
Item 8    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosures                                       6
Item 8A   Controls and Procedures                                              7
Item 8B   Other Information                                                    8

                                    Part III

Item 9    Directors and Executive Officers of the Registrant                   8
Item 10   Executive Compensation                                              10
Item 11   Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters                                11
Item 12   Certain Relationships and Related Transactions                      11
Item 13   Exhibits                                                            13
Item 14   Principal Accountant Fees and Services                              13
          Signatures                                                          15

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

     1.Changes in general economic and business  conditions,  which affect Blank
          Check companies;
     2.legal or policy developments that diminish the appeal of our company; 3.the level of demand for Blank Check companies; and 4.changes in our business strategies.

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

We are in our early development and promotional stages. We are a Shell company, conducting virtually no business operation, other than our effort investigating opportunities to associate with a suitable business partner and identifying merger partners or acquisition candidates. We do not engage in any substantive commercial business or other business operations. Our executive and business offices are located at 7557 West Sand Lake Road, Suite 153, Orlando, FL 32819.

Our Company's sole officer and director, Mr. Ramon Chimelis, devotes approximately 5% of his time to our business. Mr. Chimelis intends to devote as much time as he deems reasonably necessary to carry out our Company's business and affairs, including the evaluation of potential Target Businesses and the negotiation of a Business Combination. As a result, the amount of time he devotes to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in the active negotiation of a Business Combination.

We have no full-time employees. We expect to use consultants, attorneys, and accountants as necessary, and we do not anticipate a need to engage any full-time employees while we are investigating opportunities and evaluating Target Businesses. We will address the need for employees and their availability at the time we make a decision to consummate a specific Business Combination.

We are a corporate vehicle created to effect a merger, exchange of capital stock, asset acquisition, or other similar Business Combination with an operating or development stage business, which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 (the "Exchange Act'). On December 6, 2000, we registered our Common Stock, par value $0.001 pursuant to Form 10-SB registration statement on a voluntary basis in order to create a reporting Shell company. We have a shareholder base of two shareholders and 1,050,000 shares of Common Stock outstanding, all of which is restricted pursuant to Rule 144 of the Securities Act of 1933, as amended. Pursuant to resolution of our board of directors, no Business Combination may occur prior to our Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

As a Shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or start-up company, we face all of the unforseen costs, expenses, problems, and difficulties related to new companies.

We intend to seek potential business opportunities and complete a Business Combination transaction with a Target Business that has significant growth potential, which, in the opinion of management, could provide a profit for our Company and our shareholders. We intend to seek opportunities, which demonstrate the potential for long-term growth, as opposed to short-term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. We may, under certain circumstances, seek to affect Business Combinations with more than one Target Business; however, due to our limited resources, we will, in all likelihood, only have the ability to affect a single Business Combination. We may effect a Business Combination with a Target Business that may be financially unstable, or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present management may become involved in the management of the Target Business and/ or it may hire qualified but as of yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

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

ITEM 2. PROPERTIES

Our executive and business offices are located at 7557 West Sank Lake Road, Suite 153, Orlando, FL 32819. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Chimelis, our sole officer and director. We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs. See "Certain Relationships and related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

As of August 14, 2007, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

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

Holders

As of August 14, 2007, two holders of record held our Common Stock.

Dividends

Since inception, the Company has not declared or paid cash dividends. No restrictions limit our ability to pay dividends on our Common Stock. We do expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

As of August 14, 2007, we have issued an aggregate of 1,050,000 shares of Common Stock as follows:

On January 31, 2000, we adopted and agreed to be bound by the items of an organizational agreement. Mr. Chimelis pursuant to which Mr. Chimelis agreed to provide cash in return for the issuance to him of our Company securities. Accordingly, on January 31, 2000, we issued Mr. Chimelis a total of 1,000,000 shares of Common Stock at $0.001 per share. The cash consideration provided by Mr. Chimelis pursuant to the terms of the organizational agreement totaled $1,000.00.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        (CONTINUED)

There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company, other than that describe above.

Our cash reserves have been minimal since inception; therefore, we have not compensated our officers or directors. In the near term, we may compensate them for their services by issuing them stock in lieu of cash. Presently, there are no arrangements or anticipated arrangements to pay any type of additional compensation to any officer or director. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by the issuance of stock in lieu of cash.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company and the accompanying notes thereto and the independent's registered public accounting firm's report are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB, beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 24, 2003, the Company's auditor, Ohab and Company, P.A. ("Ohab") notified the Company that it was resigning as the Company's auditing firm because the firm was no longer going to provide auditing services for SEC registered companies. A Form 8-K was filed with the U.S. Securities and Exchange Commission on the same date and it is incorporated by reference. The Company has appointed Patrick Rodgers, CPA, PA as its principal independent accountant, which represents a change of the Company's independent registered public accounting firm.

Neither of Ohab's reports on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

The Company's sole director appointed Patrick Rodgers, CPA, PA on May 22, 2007 as the Company's new principal independent accountant.

The Company did not have any disagreements with Ohab on any matter of accounting principles or practices, financial statemFent disclosures, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Prior to retaining the services of Patrick Rodgers, CPA, PA, the Company did not consult with Ohab regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and Ohab did not provide any written or oral advice on any accounting, auditing, or financial reporting issue.

The Company anticipates that Patrick Rodgers, CPA, PA will provide this disclosure, and the Company expects to receive a letter from Ohab, indicating whether it agrees or disagrees, with reasons stated thereof, with statements made by the issuer.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (CONTINUED)

The Company will obtain a more recent letter from Ohab, indicating that the financial statements for past two fiscal years are fairly presented. However, management remains confident that the financial statements for the past two fiscal years fairly present the Company's financial position.


ITEM 8A. CONTROLS AND PROCEDURES

As required by the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated by our Chief Executive Officer, to allow timely decisions regarding required disclosure. During our most recently completed fiscal year ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

     (3)  Provide  reasonable   assurance   regarding  of  timely  detection  of
          unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is partially based on certain assumptions about the likelihood of future events, and we cannot assure you hat any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION.

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                           Age                        Position
--------                     ----------                -----------------------
Ramon Chimelis                 41                         President,
                                                          Treasurer, Secretary

Mr. Chimelis has served as our president, treasurer, and secretary since our inception in January 2000. Additionally, Mr. Chimelis is an officer and director of other Shell companies with the same business plan as the Company. See "Directors, Executive Officers, Promoters and Control Persons-Other Blank Check Activities." Since June 2003, Mr. Chimelis has been self-employed, engaged in day trading. Form January 2000 to June 2003, he was a shareholder, officer and director of Design Pallets, Inc., a manufacturer of corrugated pallets, located in Orlando, Florida. From 1999 to January 2000, Mr. Chimelis was engaged in day trading through Gunslinger Group, Inc., a privately held investing firm. From 1998 to 1999 he served as a trader at the broker-dealer firm of JOQ Financial, Inc., and from 1995 to 1998, he was a stock broker at Collner Higgins and Higgins and Anderson. Mr. Chimelis studied business finance at Brevard Community College from 1984 to 1989.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT (CONTINUED)


                                                                                  Percent of Time
                                            Amount and Percentage of         Intended to Devote To the
           Name, Filing Type                 of Beneficial Ownership          Affairs of the Company
       ------------------------          -------------------------------    -----------------------------



Big Sky Industries, I, Inc.
Form 10-SB/12G
SEC File No. 0-32067                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, II, Inc.
Form 10-SB/12G
SEC File No. 0-32069                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, III, Inc.
Form 10-SB/12G
SEC File No. 0-32071                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, IV, Inc.
Form 10-SB/12G
SEC File No. 0-32073                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, V, Inc.
Form 10-SB/12G
SEC File No. 0-32097                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, VI, Inc.
Form 10-SB/12G
SEC File No. 0-32077                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, VII, Inc.
Form 10-SB/12G
SEC File No. 0-32079                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, VIII, Inc.
Form 10-SB/12G
SEC File No. 0-32075                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, IX, Inc.
Form 10-SB/12G
SEC File No. 0-32083                     1,000,000 Shares (95.23%)                      5%

Big Sky Industries, X, Inc.
Form 10-SB/12G
SEC File No. 0-32081                     1,000,000 Shares (95.23%)                      5%



The Company and each of these other entities will be in competition with each other for Target Businesses. Presently, no determination has been made as to the priority of these companies, with respect to the order with which these companies will attempt to effectuate a Business Combination, once they are prepared to effectuate a Business Combination.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (CONTINUED

As of the date hereof, Mr. Chimelis, president, treasurer, secretary, and sole director, is the only persons who performs material operations on behalf of the Company, and he does not anticipate making any significant changes in the composition of Company officers or directors, until such time as a Business Combination occurs.

Each director is elected until the next Annual Meeting of shareholders and until a successor is qualified. There are no agreements or understandings for Mr. Chimelis, the sole officer and director, to resign at the request of another person, and he is not acting on behalf of or at the discretion of any other person (nor will he act on behalf of or at the discretion of another person). Ramon Chimelis is the initial promoter of the Company; the Company had no other promoter.

COMMITTEES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee . The functions of the Audit Committee are currently assumed by our full Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.

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



     Name and Address of             Amount and Nature
      Beneficial Owner            of Beneficial Ownership     Percent of Class
 ---------------------------      -----------------------    ------------------
     Ramon Chimelis
 7557 West Sand Lake Road
       Suite 153
   Orlando, Florida 32836              1,000,000              95.23%


The following table sets forth, as of the date hereof, the names and addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group.


     Name and Address of             Amount and Nature
      Beneficial Owner            of Beneficial Ownership     Percent of Class
 ---------------------------      -----------------------    ------------------
     Ramon Chimelis
 7557 West Sand Lake Road
       Suite 153
   Orlando, Florida 32836              1,000,000 (D)          95.23%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors (at September 30, 2003, our Company had one officer, one director, and two shareholders) may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be afforded the right to sell pursuant to the same terms that such selling officers, directors, or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than the originally paid by such stockholders. Any payment to current stockholders in context of an acquisition involving our Company would be determined entirely by the largely unforeseen terms of a future agreement with an unidentified business entity.

The executive and business offices of the Company consist of office space located at 7557 West Sand Lake Road, Suite 153, Orlando, FL 32819. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Chimelis, our sole officer and director. We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs.

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

Section 607.0901 of the Florida Business Corporation Act imposes limitations on the exercise of corporate control, directly or indirectly, by a beneficial owner of more than 10% of a corporation's outstanding voting stock (an "interested shareholder"). The corporation's "disinterested directors" as defined therein, or a supermajority of the corporation's shareholders (other than the interested shareholder and related parties) are required to approve certain business combinations and corporate transactions with the interested shareholder or any entity or individual controlled by the interested shareholder ("affiliated transaction"), unless certain statutory exemptions apply, or the corporation has opted out of the affiliated transactions statue. The stated purpose of the affiliated transactions statute is to assure that Florida shareholders who do not tender their shares in a hostile takeover offer receive a fair price for those shares in a second-step, freeze-out transaction. By removing the Company from the purview of Florida's affiliated transaction stature, the consideration received by selling shareholders in a "second-step" transaction could be less than the consideration received by the selling shareholders in the initial transaction.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

(b)  Reports on Form 8-K

We filed no reports on Form 8-K during the last quarter of the fiscal year ending September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The Company incurred aggregate fees and expenses from Ohab and Company, P.A. of $520 and $260 for the audit of the fiscal year ended September 30, 2002, including review of the Company's financial statements included in its Forms 10-QSB for fiscal year 2002, and for the review of the Company's financial statements included in its Forms 10-QSB for the first two quarters of fiscal year ended September 30, 2003, respectively. As reported in Item 8, Patrick Rodgers, CPA, PA was appointed as the Company's new independent registered public accounting firm, beginning with the quarter ending June 30, 2003. The Company incurred aggregate fees and expenses from Patrick Rodgers, CPA, PA of $-0- for the audit of fiscal year ended September 30, 2003 and for the review of the Company's financial statement included in Form 10-QSB for the third quarter of 2003, respectively.

Tax Fees:

The Company did not incur any tax fees from Ohab and Company, P.A. for the fiscal year ended September 30, 2002 or for the first two quarters of fiscal year ended September 30, 2003. The Company also did not incur any tax fees from Patrick Rodgers, CPA, PA for the fiscal year ended September 30, 2003.

All Other Costs:

During fiscal year ended September 30, 2002 and the first two quarters of fiscal year ended September 30, 2003, the Company incurred aggregate fees and expenses of $-0- from Ohab and Company, P.A. for all other services consisting of other fees and expenses. The Company also incurred aggregate fees and expenses of $-0-from Patrick Rodgers, CPA, PA for the fiscal year ended September 30, 2003, for all other services consisting of other fees and expenses.

Audit Committee:

All of the services described above for fiscal year ended September 30, 2002 and 2003 were approved by the sole director pursuant to the Company's policies and procedures. As previously reported in Item 8, Ohab and Company, P.A. was the principal independent accountant for the Company for fiscal year ended September 30, 2002 and the first two quarters of fiscal year ended September 30, 2003. On December 24, 2003, a Form 8-K was filed with the Commission indicating that Ohab and Company, P.A. had resigned as because it was no longer going to provide auditing services for SEC registered companies. On May 22, 2007, Patrick Rodgers, CPA, PA was appointed as the new independent registered public accounting firm, to provide auditing and related services, including review of the Company's financial statements included in its Forms 10-QSB and Form 10-KSB, beginning with the quarter ended June 30, 2003. The Company intends to continue using Patrick Rodgers, CPA, PA for audit and audit related services, and as needed for due diligence in acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BIG SKY INDUSTRIES I, INC.

Date:  August 14, 2007                               By: /s/ Ramon Chimelis
                                                     ---------------------------
                                                     Ramon Chimelis
                                                     Chief Executive Officer

                           BIG SKY INDUSTRIES I, INC.
                              FINANCIAL STATEMENTS
                   FOR YEARS ENDED SEPTEMBER 30, 2003 AND 2002





                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                      F-2

Independent Auditors Report from Ohab and Company, PA                        F-3

Balance Sheet as of September 30, 2003                                       F-4

Statement of Operations for the years ended September 30, 2003 and 2002      F-5

Statement of Shareholders Equity (Deficit) for the period January 31, 2000
    (inception) to September 30, 2003                                        F-6

Statements of Cash Flows for the years ended September 30, 2003
    and 2002                                                                 F-7

Notes to Financial Statements                                        F-8 to F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Big Sky Industries I, Inc.
Orlando, Florida 32819

I have audited the accompanying balance sheet of Big Sky Industries, I, Inc. ("the Company"), a development stage company, as of September 30, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Big Sky I, Inc., as of September 30, 2002 and for the year then ended, were audited by other auditors whose report dated May 20, 2003 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Big Sky Industries I, Inc. as of September 30, 2003 and the results of its operations and its cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a continuing record of losses, a working capital deficiency, and negative stockholders' equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
August 14, 2007

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Big Sky Industries I, Inc.
Maitland, Florida

We have audited the accompanying balance sheets of Big sky Industries I, Inc. ("the Company"), a development stage company, as of September 30, 2002 and 2001, and related statements of loss and accumulated deficit during the development stage, statements of stockholders' deficit, and cash flows during the development state for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Industries I, Inc. (a development stage company) at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses, has a working capital deficiency and negative stockholders' equity that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ohab and Company, P.A.
Maitland, Florida
May 20, 2003

                            BIG SKY INDUSTIES I, INC.

                          (a Development Stage Company)

                                  BALANCE SHEET

                              AT SEPTEMBER 30, 2003


ASSETS

       Cash                                                          $  --
                                                                     -------

TOTAL ASSETS                                                         $  --
                                                                     =======


LIABILITIES AND STOCKHOLDERS' DEFICIT

       LIABILITIES

       Accrued expenses                                              $ 5,780
                                                                     -------

TOTAL LIABILITIES                                                      5,780
                                                                     -------

STOCKHOLDERS' DEFICIT

       Preferred stock, no par value; 5,000,000 shares authorized, none outstanding

       Common stock, $.001 par value, 50,000 shares authorized
            1,050,000 shares issued and outstanding                    1,050
       Additional paid-in capital                                        187
       Deficit accumulated during the development stage               (7,017)
                                                                     -------

TOTAL STOCKHOLDERS' DEFICIT                                           (5,780)
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  --
                                                                     =======















   The accompanying notes are an integral part of these financial statements.



                 BIG SKY INDUSTRIES I, INC.
               (A Development Stage Company)
                  STATEMENT OF OPERATIONS


                                                                               Period From
                                                                               January 31,
                                                                                  2000
                                            Year Ended       Year Ended      (Inception) to
                                          September 30,     September 30,     September 30,
                                              2003              2002              2003
                                           ----------        ----------        ----------

          EXPENSES

General and administrative expenses        $      260        $      700        $    7,017
                                           ----------        ----------        ----------

NET LOSS BEFORE INCOME TAXES                      260               700             7,017

PROVISION FOR INCOME TAXES                       --                --                --
                                           ----------        ----------        ----------

NET LOSS                                   $      260        $      700        $    7,017
                                           ==========        ==========        ==========

Basic and diluted loss per share           $     0.00        $     0.00        $     0.01
                                           ==========        ==========        ==========

Weighted average number of common
     shares outstanding
         (basic and diluted)                1,050,000         1,050,000         1,050,000
                                           ==========        ==========        ==========




















   The accompanying notes are an integral part of these Financial statements.


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2003

                                                                           Deficit
                                                                         Accumulated
                                                              Additional During the
                                           Common Stock        Paid-in   Development
Description                            Shares       Amount     Capital      Stage        Total
                                      ---------   ---------   ---------   ---------    ---------


Issuance of common stock              1,000,000   $   1,000   $    --     $    --      $   1,000

Common stock exchanged for services      50,000          50        --          --             50

Capital contributed by stockholders        --          --           165         165

Net loss for the initial period
ended September 30,2000                    --          --          --        (3,227)      (3,227)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2000           1,050,000       1,050         165      (3,227)      (2,012)

Net loss for the fiscal year
ended September 30, 2001                   --          --          --        (2,830)      (2,830)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2001           1,050,000       1,050         165      (6,057)      (4,842)

Net loss for the fiscal year
ended September 30, 2002                   --          --          --          (700)        (700)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2002           1,050,000       1,050         165      (6,757)      (5,542)

Capital Contibuted by stockholders         --          --            22        --             22

Net loss for the fiscal year
ended September 30, 2003                   --          --          --          (260)        (260)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2003           1,050,000   $   1,050   $     187   $  (7,017)   $  (5,780)
                                      =========   =========   =========   =========    =========











   The accompanying notes are an integral part of these financial statements.


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                          Period From
                                                                                          January 31,
                                                                                             2000
                                                         Year Ended       Year Ended     (Inception) to
                                                        September 30,    September 30,    September 30,
                                                           2003             2002             2003
                                                          -------          -------          -------

CASH FLOW FROM OPERATING ACTIVITIES:

     Net loss                                             $  (260)         $  (700)         $(7,017)

     Adjustments to reconcile net loss to net
        cash used by operating activities:
     Common stock exchanged for services                       50
     Increase (decrease) in cash in bank deficit              (22)              22             --
     Increase in accrued liabilities                          260              520            5,780
                                                          -------          -------          -------


NET CASH USED BY OPERATING ACTIVITIES                         (22)            (158)          (1,187)
                                                          -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                    --               --              1,000
     Contribution of capital by stockholders                   22              187
                                                          -------          -------          -------

NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                22             --              1,187
                                                          -------          -------          -------

NET DECREASE IN CASH                                         --               (158)            --

CASH AT BEGINNING OF PERIOD                                  --                158             --
                                                          -------          -------          -------

CASH AT END OF PERIOD                                     $  --            $  --            $  --
                                                          =======          =======          =======

SUPPLEMENTAL DISCLOSURES:

     Cash paid during the period for interest             $  --            $  --            $  --
                                                          =======          =======          =======

     Cash paid during the period for income taxes         $  --            $  --            $  --
                                                          =======          =======          =======








   The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



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

Since incorporation in January 2000, the Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. As of September 30, 2003, the Company has not generated any revenue, and, as such, it is considered a development stage company.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has incurred losses from operations of approximately $7,000. As a result, the Company has a negative working capital and a negative stockholders' equity. The losses from operations are primarily attributable to the overhead expenses deemed necessary to support the Company's operations during the development stage. In light of the Company's current financial position and the uncertainty of its ability to consummate a business Combination, which would involve the acquisition, a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), there is substantial doubt about the Company's ability to continue as a going concern. The Company anticipates meeting its cash requirements through the financial support of its management and stockholders until it completes an acquisition or merger with a company

Use of Estimates

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share

The Company follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share ("EPS") and diluted EPS, rather than the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board No. 15,"Earnings Per Share." Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share."

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2003, the Company did not have any other financial instruments.

Recent accounting pronouncements

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Amends Statement 140 to eliminate the probation on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2. LOSS PER COMMON SHARE

Net loss per common share outstanding for the year ended September 30, 2003 and 2002, as shown on the Statement of Operations and Accumulated Deficit During The Development Stage, is based on the number of common shares outstanding at the balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through September 30, 2003 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period were deemed to be the most relevant number of shares to use for purposes of this disclosure. For the year ended September 30, 2003 and 2002, basic and diluted weighted average common shares include only common shares outstanding, since there were no common share equivalents.

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

Preferred Stock

The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 3. CAPITAL STOCK (CONTINUED)

established the number of shares to be included in each class or series, which may include a conversion feature into common stock. As of September 30, 2003, no shares of preferred stock have issued and no preferences, limitations, or relative rights have been assigned.

NOTE 4. RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

NOTE 5. INCOME TAXES

At September 30, 2003, the Company had a net operating loss carryforward of approximately $7,017. This loss may be carried forward to offset federal income taxes in future years through the year 2023. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change.

Therefore,   substantial  net  operating  loss   carryforwards   could,  in  all
likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.

It is management's opinion that the entire deferred tax benefit of approximately $1,500, resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance of $1,500, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.