Form 10KSB
period 2004-09-30
BIG SKY INDUSTRIES I INC
filed 2007-08-22
CIK 1121806

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  issuer's   revenues  for  the  fiscal  year  ended   September  30,  2004
were..................$0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of August 22, 2007, there were 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes [   ]                                       No [ X ]

                                TABLE OF CONTENTS



                                     Part I                               Page
                                                                         Numbers


Item 1    Description of Business                                              1


Item 2    Description of Property                                              3


Item 3    Legal Proceedings                                                    3


Item 4    Submission of Matters to a Voted of Security Holders                 3



                                     Part II



Item 5    Market for Common Equity and Related Stockholder Matters and Small
                    Business Issuers Purchases of Equity Securities            4


Item 6    Management's Discussion and Analysis or Plan of Operation            5


Item 7    Financial Statements                                                 6


Item 8    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosures                                       6


Item 8A   Controls and Procedures                                              7


Item 8B   Other Information                                                    8



                                    Part III



Item 9    Directors and Executive Officers of the Registrant                   7


Item 10   Executive Compensation                                               9


Item 11   Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters                                10


Item 12   Certain Relationships and Related Transactions                      10


Item 13   Exhibits                                                            11


Item 14   Principal Accountant Fees and Services                              12
          Signatures                                                          12

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



ITEM 3. LEGAL PROCEEDINGS.

As of August 22, 2007, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.



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

Holders

As of August 22, 2007, two holders of record held our Common Stock.

Dividends

Since inception, the Company has not declared or paid cash dividends. No restrictions limit our ability to pay dividends on our Common Stock. We do expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

As of August 22, 2007, we have issued an aggregate of 1,050,000 shares of Common Stock as follows:

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


ITEM 8A. CONTROLS AND PROCEDURES

As required by the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated by our Chief Executive Officer, to allow timely decisions regarding required disclosure. During our most recently completed fiscal year ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors (at September 30, 2004, our Company had one officer, one director, and two shareholders) may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be afforded the right to sell pursuant to the same terms that such selling officers, directors, or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than the originally paid by such stockholders. Any payment to current stockholders in context of an acquisition involving our Company would be determined entirely by the largely unforeseen terms of a future agreement with an unidentified business entity.

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

(b)  Reports on Form 8-K

We filed no reports on Form 8-K during the last quarter of the fiscal year ending September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The Company incurred aggregate fees and expenses from Patrick Rodgers, CPA, PA of $-0- for the audit of the fiscal year ended September 30, 2004, including review of the Company's financial statements included in its Forms 10-QSB for fiscal year 2004, and for the audit of fiscal year ended September 30, 2003, including review of the Company's financial statements included in its Form 10QSB for the third quarter of 2003, respectively. For the fiscal year ended September 30, 2003, the Company incurred aggregate fees and expenses from Ohab and Company, P.A. ("Ohab") of $260 for the review of the Company's financial statements included in its Forms 10-QSB for the first two quarters of the fiscal year. As previously reported in the Company's Form 10-KSB filed for the fiscal year ended September 30, 2003, Ohab was the principal independent accountant for the Company for the first two quarters of the fiscal year. Ohab notified the Company on December 23, 2003 that it would no longer provide audit services SEC Registered companies. A Form 8-K was filed with the Securities and Exchange Commission on the same date.


Tax Fees:

The Company did not incur any tax fees from Patrick Rodgers, CPA, PA for the fiscal years ended September 30, 2004 and 2003. The Company also did not incur any tax fees from Ohab and Company, P.A. for the first two quarters of the fiscal year ended September 30, 2003. See "Audit Fees" of this Item 14.

All Other Costs:

During fiscal years ended September 30, 2004 and 2003, the Company incurred Aggregate fees and expenses of $-0- from Patrick Rodgers, CPA, PA for all other services consisting of other fees and expenses. The Company also incurred aggregate fees and expenses of $-0- from Ohab and Company, P.A. for the first two quarters of the fiscal year ended September 30, 2003, for all other services consisting of other fees and expenses. See "Audit Fees" of this Item 14.


Audit Committee:

All of the services described above for fiscal years ended September 30, 2004 and 2003 were approved by the sole director pursuant to the Company's policies and procedures. As previously reported (See "Audit Fees" in this Item 14), Ohab and Company, P.A. was the principal independent accountant for the Company for the first two quarters of fiscal year 2003. On December 24, 2003, a Form 8K was filed with the Commission indicating that Ohab and Company, P.A. had resigned because it was no longer going to provide auditing services for SEC registered companies. On May 22, 2007, Patrick Rodgers, CPA, PA was appointed as the new independent registered public accounting firm, to provide auditing and related services, including review of the Company's financial statements included in its Form 10-QSB and Form 10-KSB, beginning with the quarter ended June 30, 2003. The Company intends to continue using Patrick Rodgers, CPA, PA for audit and audit related services, and as needed for due diligence in acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BIG SKY INDUSTRIES I, INC.

Date:  August 22, 2007                               By: /s/ Ramon Chimelis
                                                     ---------------------------
                                                     Ramon Chimelis
                                                     Chief Executive Officer

                           BIG SKY INDUSTRIES I, INC.
                              FINANCIAL STATEMENTS
                   FOR YEARS ENDED SEPTEMBER 30, 2004 AND 2003





                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet as of September 30, 2004                                       F-3

Statement of Operations for the years ended September 30, 2004 and 2003      F-4

Statement of Shareholders Equity (Deficit) for the period January 31, 2000
    (inception) to September 30, 2004                                        F-5

Statements of Cash Flows for the years ended September 30, 2004
    and 2003                                                                 F-6

Notes to Financial Statements                                        F-7 to F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Big Sky Industries I, Inc.
Orlando, Florida 32819

I have audited the accompanying balance sheet of Big Sky Industries, I, Inc. ("the Company"), a development stage company, as of September 30, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Big Sky Industries I, Inc. as of September 30, 2004 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

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



/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
August 22, 2007

                            BIG SKY INDUSTIES I, INC.

                          (a Development Stage Company)

                                  BALANCE SHEET

                              AT SEPTEMBER 30, 2004


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


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                          Period From
                                                                          January 31,
                                                                             2000
                                      Year Ended        Year Ended      (Inception) to
                                     September 30,     September 30,     September 30,
                                         2004              2003              2004
                                      ----------        ----------        ----------

          EXPENSES

General and administrative expenses   $     --          $      260        $    7,017
                                      ----------        ----------        ----------

NET LOSS BEFORE INCOME TAXES                --                 260             7,017

PROVISION FOR INCOME TAXES                  --                --                --
                                      ----------        ----------        ----------

NET LOSS                              $     --          $      260        $    7,017
                                      ==========        ==========        ==========

Basic and diluted loss per share      $     0.00        $     0.00        $     0.01
                                      ==========        ==========        ==========

Weighted average number of common
     shares outstanding
         (basic and diluted)           1,050,000         1,050,000         1,050,000
                                      ==========        ==========        ==========




















   The accompanying notes are an integral part of these Financial statements.


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2004


                                                                           Deficit
                                                                         Accumulated
                                                              Additional During the
                                           Common Stock        Paid-in   Development
Description                            Shares       Amount     Capital      Stage        Total
                                      ---------   ---------   ---------   ---------    ---------

Issuance of common stock              1,000,000   $   1,000   $    --     $    --      $   1,000

Common stock exchanged for services      50,000          50        --          --             50

Capital contributed by stockholders        --          --           165         165

Net loss for the initial period
ended September 30,2000                    --          --          --        (3,227)      (3,227)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2000           1,050,000       1,050         165      (3,227)      (2,012)

Net loss for the fiscal year
ended September 30, 2001                   --          --          --        (2,830)      (2,830)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2001           1,050,000       1,050         165      (6,057)      (4,842)

Net loss for the fiscal year
ended September 30, 2002                   --          --          --          (700)        (700)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2002           1,050,000       1,050         165      (6,757)      (5,542)

Capital Contibuted by stockholders         --          --            22        --             22

Net loss for the fiscal year
ended September 30, 2003                   --          --          --          (260)        (260)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2003           1,050,000       1,050         187      (7,017)      (5,780)

Net loss for the fiscal year
ended September 30, 2004                   --          --          --          --           --
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2004           1,050,000   $   1,050   $     187   $  (7,017)   $  (5,780)
                                      =========   =========   =========   =========    =========











   The accompanying notes are an integral part of these financial statements.


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                             Period From
                                                                                             January 31,
                                                                                                2000
                                                          Year Ended        Year Ended     (Inception) to
                                                         September 30,     September 30,    September 30,
                                                             2004              2003              2004
                                                           --------          --------          -------


CASH FLOW FROM OPERATING ACTIVITIES:

     Net loss                                              $   --            $   (260)         $(7,017)

     Adjustments to reconcile net loss to net
        cash used by operating activities:
     Common stock exchanged for services                       --                --                 50
     Increase in accrued liabilities                           --                 260            5,780
                                                           --------          --------          -------


NET CASH USED BY OPERATING ACTIVITIES                          --                --             (1,187)
                                                           --------          --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                      --                --              1,000
     Contribution of capital by stockholders                   --                --                187
                                                           --------          --------          -------

NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                --                --              1,187
                                                           --------          --------          -------

NET DECREASE IN CASH                                           --                --               --

CASH AT BEGINNING OF PERIOD                                    --                --               --
                                                           --------          --------          -------

CASH AT END OF PERIOD                                      $   --            $   --            $  --
                                                           ========          ========          =======

SUPPLEMENTAL DISCLOSURES:

     Cash paid during the period for interest              $   --            $   --            $  --
                                                           ========          ========          =======

     Cash paid during the period for income taxes          $   --            $   --            $  --
                                                           ========          ========          =======








   The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



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

Since incorporation in January 2000, the Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. As of September 30, 2004, the Company has not generated any revenue, and, as such, it is considered a development stage company.

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2004, the Company did not have any other financial instruments.

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


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

NOTE 2. LOSS PER COMMON SHARE

Net loss per common share outstanding for the year ended September 30, 2004 and 2003, as shown on the Statement of Operations and Accumulated Deficit During The Development Stage, is based on the number of common shares outstanding at the balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through September 30, 2004 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period were deemed to be the most relevant number of shares to use for purposes of this disclosure. For the year ended September 30, 2004 and 2003, basic and diluted weighted average common shares include only common shares outstanding, since there were no common share equivalents.

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

Preferred Stock

The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to established the number of shares to be included in each class or series, which may include a conversion feature into common stock. As of September 30, 2004, no shares of preferred stock have issued and no preferences, limitations, or relative rights have been assigned.

NOTE 4. RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



NOTE 5. INCOME TAXES

At September 30, 2004, the Company had a net operating loss carryforward of approximately $7,017. This loss may be carried forward to offset federal income taxes in future years through the year 2023. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change.

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