Form 10QSB
period 2006-06-30
BIG SKY INDUSTRIES I INC
filed 2007-08-23
CIK 1121806

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                   FORM 10-QSB
                                  June 30, 2006

INDEX                                                                Page Number



                          PART 1- FINANCIAL INFORMATION



Item 1 - Financial Statements

     Balance Sheet as of June 30, 2006 (unaudited)                             2

     Statements of Operations for the three and nine months ended
     June 30, 2006 and 2005 and the period of inception January 31,
     2000 to June 30, 2006 (unaudited)                                         3

     Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 and the period of inception  January 31, 2000 to June
     30, 2006 (unaudited)                                                      4

     Notes to Financial Statements (unaudited)                                 5



Item 2 - Management's Discussion and Analysis or Plan of Operation             9



Item 3- Controls and Procedures                                               11




                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings                                                    11



Item 2 - Changes in Securities                                                11



Item 3 - Defaults upon Senior Securities                                      11



Item 4 - Submission of Matters to a Vote of Security Holders                  11



Item 5 - Other Information                                                    11



Item 6 - Exhibits and Reports on Form 8-K                                     12

                         PART I - FINANCIAL INFORMATION






ITEM 1.  FINANCIAL STATEMENTS

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                 June 30,
                                                                   2006
ASSETS                                                           -------

  Cash                                                           $  --
                                                                 -------

TOTAL ASSETS                                                     $  --
                                                                 =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
  LIABILITIES
  Accrued expenses                                               $ 5,780
                                                                 -------

TOTAL LIABILITIES                                                  5,780
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


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                          Period From
                                                                                          January 31,
                                                                                            2000
                                        Three Months Ended          Nine Months Ended    (Inception) to
                                             June 30,                  June 30,             June 30,
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


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               Period From
                                                                               January 31,
                                                      Nine Months Ended           2000
                                                           June  30,         (Inception) to
                                                   ------------------------     June 30,
                                                      2006         2005           2006
                                                   ----------   -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $     --            --     $   (7,017)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Common stock exchanged for services                  --            --             50
    Decrease in cash in bank deficit                     --            --           --
    Increase in accrued liabilities                      --            --          5,780
                                                   ----------   -----------   ----------

NET CASH USED BY OPERATING ACTIVITIES              $     --            --     $   (1,187)
                                                   ----------   -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                 --            --          1,000
    Contribution of capital by shareholders              --            --            187
                                                   ----------   -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                --            --          1,187
                                                   ----------   -----------   ----------

NET INCREASE (DECREASE) IN CASH                          --            --           --

CASH AND EQUIVALENTS - BEGINNING OF PERIOD               --            --           --
                                                   ----------   -----------   ----------

CASH AND EQUIVALENTS - END OF PERIOD               $     --     $      --     $     --
                                                   ==========   ===========   ==========
SUPPLEMENTAL DISCLOSURES:

    Cash paid during the period for interest       $     --     $      --     $     --
                                                   ==========   ===========   ==========

    Cash paid during the period for income taxes   $     --     $      --     $     --
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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005, which was filed August 23, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Big Sky Industries I, Inc. as of June 30, 2006 and the results of its operations and cash flows for the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $7,000. Cash losses from operations since inception have been approximately $1,200. The Company has a working capital deficiency of $5,780 at June 30, 2006.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2006.


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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. At June 30, 2006, the Company did not have any financial instruments.

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


Preferred stock
---------------

No shares of preferred stock have been issued as of June 30, 2006.


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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


--------------------------------------------------------------------------------


     *  Filed herewith


     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ending June 30, 2006.



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