Form 10-K
period 2007-09-30
BIG SKY INDUSTRIES I INC
filed 2008-01-07
CIK 1121806

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended September 30, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934

              For the transition period from__________to__________

                         Commission file number 0-32067


                           Big Sky Industries I, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                   59-3646899
 -------------------------------------       -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 7557 West Sand Lake Road, Suite 153, Orlando, FL                32819
 ---------------------------------------------------       ------------------
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

                               Title of Each Class
                   -------------------------------------------
                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  issuer's   revenues  for  the  fiscal  year  ended   September  30,  2007
were..................$0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2007, there were 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes [   ]                                       No [ X ]


                               TABLE OF CONTENTS

                                     Part 1

Item 1         Description of Business                                         1
Item 2          Description of Property                                        3
Item 3         Legal Proceedings                                               3
Item 4         Submission of Matters to a Voted of Security Holders            3

                                    Part II

Item 5         Market for Common  Equity and  Related  Stockholder  Matters  and
               Small Business Issuers Purchases of Equity Securities           4
Item 6         Management's Discussion and Analysis or Plan of Operation       5
Item 7         Financial Statements                                            6
Item 8         Changes in and  Disagreements  With  Accounts on  Accounting  and
               Financial Disclosures                                           6
Item 8A        Controls and Procedures                                         6
Item 8B        Other Information                                               7

                                    Part III

Item 9         Directors and Executive Officers of the Registrant              8
Item 10        Executive Compensation                                         10
Item 11        Security  Ownership of Certain  Beneficial  Owners and Management
               and Related Stockholder Matters                                11
Item 12        Certain Relationships and Related Transactions11
Item 13        Exhibits                                                       13
Item 14        Principal Accountant Fees and Services                         13
               Signatures                                                     14

FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements about the future of the blank check ("Blank Check") companies in general, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, the words anticipate, plan, believe, expect, estimate, may, could, will, and similar expressions are intended to identify forward-looking statements. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward -looking statements include:

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of the Company

We were organized as Big Sky Industries I, Inc. under the laws of the State of Florida on January 31, 2000, as a shell ("Shell") company, which conducts virtually no business operation, other than our effort investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination ("Business Combination") with an operating or development stage business ("Target Business"). We registered our Company's common stock, par value $0.001 ("Common Stock") pursuant to Securities and Exchange Commission ("SEC") registration statement Form 10-SB (filed December 6,
2000) on a voluntary basis in order to create a reporting Shell company. On December 14, 2000, the SEC approved our Form 10-SB registration statement, with an effective date sixty days after the filing date. We have a shareholder base of two shareholders and 1,050,000 shares of Common Stock outstanding, all of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Unless the context otherwise requires, all references to the Company, we, our, and other similar terms means Big Sky Industries, I, Inc.

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

Our Company's former sole officer and director and current director, Mr. Ramon Chimelis, devoted approximately 5% of his time to our business. Mr. Chimelis devoted as much time as was reasonably necessary to carry out our Company's business and affairs, including the evaluation of potential Target Businesses and the negotiation of a Business Combination, which has resulted in the issuance of a Memorandum of Understanding with Coffee Exchange of America's Inc for the purchase of 900,000 shares, approximately 85.7% of the Company's outstanding common shares. Our new chairman, president, and chief executive officer, Mr. Carl Olivieri, will devote approximately 50% of his time to carry out the Company's business affairs.

We have no full-time employees. We expect to use consultants, attorneys, and accountants as necessary, and we do not anticipate a need to engage any full-time employees while we are investigating opportunities and evaluating Target Businesses. We will address the need for employees and their availability at the time we make a decision to consummate a specific Business Combination.

We are a corporate vehicle created to effect a merger, exchange of capital stock, asset acquisition, or other similar Business Combination with an operating or development stage business, which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 (the "Exchange Act"). On December 6, 2000, we registered our Common Stock, par value $0.001 pursuant to Form 10-SB registration statement on a voluntary basis in order to create a reporting Shell company. We have a shareholder base of two shareholders and 1,050,000 shares of Common Stock outstanding, all of which is restricted pursuant to Rule 144 of the Securities Act of 1933, as amended. Pursuant to resolution of our board of directors, no Business Combination may occur prior to our Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

As a Shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or start-up company, we face all of the unforeseen costs, expenses, problems, and difficulties related to new companies.

Since inception, we have investigated business opportunities to complete a Business Combination transaction with a Target Business that has significant growth potential, which, in the opinion of management, could provide a profit for our Company and our shareholders. We believe that such an opportunity has presented itself, and, in this regard, the Company and Mr. Chimelis entered into a Memorandum of Understanding with Coffee Exchange of America's Inc for the purchase of 900,000 shares, approximately 85.7% of the Company's outstanding common shares (See Note 5. Related Party Transaction).

No trading market in our Common Stock presently exists. In light of the restrictions concerning Shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our Common Stock until such time as the Memorandum of Understanding (discussed above) results in a signed agreement between the Company's current majority shareholder and the Target Business, Coffee Exchange of The America's, Inc. We cannot assure that a trading market in our Common Stock will develop, after the Business Combination occurs, especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by Blank Check companies, and that resale of such securities cannot occur without registration under the Securities Act.

We cannot presently ascertain with any degree or certainty the costs required to structure and consummate the identified Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state blue sky and corporation laws).

ITEM 2. PROPERTIES

Our executive and business offices are currently located at 7557 West Sank Lake Road, Suite 153, Orlando, FL 32819. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Chimelis, our former sole officer and director and current director. We believe this office space is adequate to serve our needs until such time as the identified Business Combination with the Target Business (See Memorandum of Understanding discussed above) occurs. Mr. Chimelis has agreed to continue the current sub-lease arrangement for office space, pursuant to the terms described above, until such time as the identified Business Combination with the Target Business occurs. See "Certain Relationships and related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

As of December 30, 2007, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

No public trading market presently exists for the Company's Common Stock, and, other than the execution of the Memorandum of Understanding with Exchange of America's, Inc. (See discussion above) there are no other plans, proposals, arrangements, or understandings with any person with regard to the development of any trading market in any of the Company's securities. No shares of Common Stock have been registered for resale under the federal securities laws or the blue sky laws of any state. We cannot guarantee that any trading market will develop in our Common Stock at any time in the future, especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by Blank Check companies, and that the resale of such securities cannot occur without registration under the Securities Act. Further, the holders of shares of Common Stock and persons who may desire to purchase shares of Common Stock in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of shareholders to sell their shares and of purchasers to purchase the shares of Common Stock. Some jurisdictions may not allow the trading or resale of blind-pool or Blank Check securities under any circumstances. Accordingly, shareholders should consider the secondary market for the Company's securities to be limited one.

We do not intend to develop any trading market in the Company's Common Stock until such time as a Business Combination is effectuated and the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) are filed with the SEC. No assurances are made, however, that a trading market for the Company's Common Stock will ever develop.

Holders

As of December 30, 2007, two holders of record held our Common Stock.

Dividends

Since inception, the Company has not declared or paid cash dividends. No restrictions limit our ability to pay dividends on our Common Stock. We do expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

As of December 30, 2007, we have issued an aggregate of 1,050,000 shares of Common Stock as follows:

On January 31, 2000, we adopted and agreed to be bound by the items of an organizational agreement. Mr. Chimelis, former sole officer and director and current director, pursuant to which Mr. Chimelis agreed to provide cash in return for the issuance to him of ouFr Company securities. Accordingly, on January 31, 2000, we issued Mr. Chimelis a total of 1,000,000 shares of Common Stock at $0.001 per share. The cash consideration provided by Mr. Chimelis pursuant to the terms of the organizational agreement totaled $1,000.00.

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

The Company relied on Section 4(2) of the Securities Act, since the transaction did not involve any public offering.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
        (CONTINUED)

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

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements. For example, the words believe, anticipates, plans, and expects are intended to identify forward-looking statements. There are a number of important factors that could cause our Company's actual results to differ materially from those indicated by such forward-looking statements.

Plan of Operation

Big Sky  Industries  I, Inc.  is  presently a  development  stage  company  that conducts virtually no business operations, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, we have not engaged in any operations, nor have we generated any revenue; it has not received cash flow from business operations. The Company will carry out its plan of business as discussed above. See "Description of Business." We do not have significant cash or other material assets, nor do we have an established source of revenue needed to cover the costs of normal operations, which would allow us to continue as a going concern. These financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders and issuing equity securities to complete a Business Combination transaction with a Target Business. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder and former sole officer and director and current director, Ramon Chimelis, will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we complete the identified business transaction with the Target Business (See Memorandum of Understanding discussion above).

Since inception, we have received a cash infusion of $1,165. With the exception of certain other professional fees and costs related to a Business Combination, we expect that we will incur minimal operating costs and, as indicated above, our principal shareholder, former sole officer and director and current director will advance funds, as needed, to meet our cash requirements during the next twelve months. It is likely, however, that a Business Combination, including the identified Business Combination discussed above, might not occur during the next twelve months; and in the event that our principal shareholder does not advance adequate funds to support normal operations and we deplete our present cash reserves prior to completing a Business Combination transaction with a Target Business, we may cease operations and a Business Combination may not occur.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        (CONTINUED)

Other than the identified Business Combination discussed above (See Memorandum of Understanding entered into on March 31, 2007; Note 5, Related Party Transaction) we have not yet identified another Business Combination opportunity; therefore, we are unable to predict our cash requirements subsequent to a Business Combination with an unidentified Target Business. As indicated above, we may be required to raise capital through the sale of or issuance of additional securities, in order to ensure that we can meet our operating costs for the remainder of our fiscal year, if we complete a Business Combination transaction with a Target Business. In the event that we elect to raise additional capital by selling common stock, prior to, or in connection with, completing a Business Combination transaction, we expect to do so through the private placement of restricted securities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As required by the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our chief executive officer. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated by our chief executive officer, to allow timely decisions regarding required disclosure. During our most recently completed fiscal year ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION.

Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                  Age                          Position
--------            ----------            ---------------------------
Carl Olivieri         45                  Chairman, CEO, President
Ramon Chimelis        41                  Director, Former President,
                                          Treasurer, Secretary

Mr. Olivieri, is currently the chairman of the board, chief executive officer and president of Big Sky Industries, I and has held that position since November
20, 2007. Since January 22, 2007, he has held the position of chairman of the board, chief executive officer and president of Coffee Exchange of America's, Inc. He previously served as chairman and CEO of Global Triad Inc. from February
2007 to  September  2007.  From October 2003 until  October  2006,  he served as
Executive Vice President and Director of Urban America Television network.

Mr. Chimelis has served as our president, treasurer, and secretary since our inception in January 2000. Additionally, Mr. Chimelis is an officer and director of other Shell companies with the same business plan as the Company. See
"Directors, Executive Officers, Promoters and Control Persons, Other Blank Check
Activities." Since June 2003, Mr. Chimelis has been self-employed, engaged in day trading. Form January 2000 to June 2003, he was a shareholder, officer and director of Design Pallets, Inc., a manufacturer of corrugated pallets, located in Orlando, Florida. From 1999 to January 2000, Mr. Chimelis was engaged in day trading through Gunslinger Group, Inc., a privately held investing firm. From
1998 to 1999 he served as a trader at the broker-dealer firm of JOQ Financial, Inc., and from 1995 to 1998, he was a stock broker at Collner Higgins and Higgins and Anderson. Mr. Chimelis studied business finance at Brevard Community
College from 1984 to 1989.

Other Blank Check Activities

Mr.  Chimelis  holds  identical  positions,   as  an  officer,   director,   and
shareholder,  for a total of nine other  Blank  Check  companies  plus serves as shareholder and director Big Sky Industries,  I. The following table sets forth, as of the date  hereof,  the  identities  of these  companies,  the  amount  and percentage of beneficial  ownership held by Mr. Chimelis in such companies,  and the percentage of time he intends to devote to the affairs of these companies.

                                                                                  Percent of Time
                                            Amount and Percentage of         Intended to Devote To the
           Name, Filing Type                 of Beneficial Ownership          Affairs of the Company
       ------------------------          ---------------------------        ---------------------------

Big Sky Industries I, Inc.                  1,000,000 Shares (95.23%)                   5%
Form 10-SB/12G
SEC File No. 0-32067

Big Sky Industries II, Inc.                 1,000,000 Shares (95.23%)                   5%
Form 10-SB/12G
SEC File No. 0-32069

Big Sky Industries III, Inc.                1,000,000 Shares (95.23%)                   5%
Form 10-SB/12G
SEC File No. 0-32071








ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT. (CONTINUED)



Big Sky Industries IV, Inc.              1,000,000 Shares (95.23%)                      5%
Form 10-SB/12G
SEC File No. 0-32073

Big Sky Industries V, Inc.               1,000,000 Shares (95.23%)                      5%
Form 10-SB/12G
SEC File No. 0-32097

Big Sky Industries VI, Inc.              1,000,000 Shares (95.23%)                      5%
Form 10-SB/12G
SEC File No. 0-32077

Big Sky Industries VII, Inc.
Form 10-SB/12G                           1,000,000 Shares (95.23%)                      5%
SEC File No. 0-3207
9
Big Sky Industries VIII, Inc.
Form  10-SB/12G                          1,000,000 Shares (95.23%)                      5%
SEC File No. 0-32075

Big Sky Industries IX, Inc.
Form  10-SB/12G                          1,000,000 Shares (95.23%)                      5%
SEC File No. 0-32083

Big Sky Industries X, Inc.
Form  10-SB/12G                          1,000,000 Shares (95.23%)                      5%
SEC File No. 0-32081


The Company and each of these other entities will be in competition with each other for Target Businesses. Presently, no determination has been made as to the priority of these companies, with respect to the order with which these companies will attempt to effectuate a Business Combination, once they are prepared to effectuate a Business Combination.

As of the date hereof, Mr. Olivieri, chairman of the board, chief executive officer, and president is the only persons who performs material operations on behalf of the Company, and he does not anticipate making any significant changes in the composition of Company officers or directors, until such time as a Business Combination occurs. Mr. Olivieri assumed his current positions on November 20, 2007. Mr. Chimelis, former president, treasurer, secretary, and sole director and current director was the only person who performed material operations on behalf of the Company prior to November 20, 2007.

Each director is elected until the next Annual Meeting of shareholders and until a successor is qualified. Ramon Chimelis is the initial promoter of the Company; the Company had no other promoter.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (CONTINUED)

COMMITTEES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our full Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representation that no other reports are required, Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were filed timely during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers

During the period covered by this report, Mr.Chimelis, former president and sole director and current director received no salary or any other type of compensation. He had no employment agreement with our Company and we had no other executive officers. On November 20, 2007, Mr. Olivieri assumed the positions of chairman, president, and chief executive officer; Mr. Chimelis remains on the board of directors as a director. Pursuant to Instruction 5 to
Item 402 (a) (2) of Regulation S-B, no table or column is provided in this Item 10 to this report on Form 10-KSB.

Mr. Chimelis was not bound by an employment agreement with the Company during the period covered by this report. As a result, his relationship with the Company could have been terminated at any time for any reason. On November 20, 2007, he resigned all positions he held with the Company, but remains as a member of the board of directors.

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


     Name and Address of           Amount and Nature
      Beneficial Owner          of Beneficial Ownership       Percent of Class
 ---------------------------   ------------------------       -----------------

Ramon Chimelis
7557 West Sand Lake Road
Suite 153
Orlando, Florida 32836                 1,000,000                   95.23%

The following table sets forth, as of the date hereof, the names and addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group.

     Name and Address of            Amount and Nature
       Beneficial Owner          of Beneficial Ownership       Percent of Class
 ---------------------------    ------------------------       ----------------
 Ramone Chimelis
 7557 West Sand Lake Road
 Suite 153
 Orlando, Florida 32836                1,000,000                   95.23%
 Carl Olivieri
 7557 West Sand lake Road
 Suite 153
 Orlando, Florida 32836                        0                       0%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors (at September 30, 2007, our Company had one officer, one director, and two shareholders; as of November 20, 2007, the Company had one officer, two directors, and two shareholders) may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination.
Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be afforded the right to sell pursuant to the same terms that such selling officers, directors, or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than the originally paid by such stockholders. Any payment to current stockholders in context of an acquisition involving our Company would be determined entirely by the largely unforeseen terms of a future agreement with an unidentified business entity or the terms (not yet finalized) of the identified business entity (See Note 5, Related Party Transaction).

The executive and business offices of the Company consist of office space located at 7557 West Sand Lake Road, Suite 153, Orlando, FL 32819. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Chimelis, our former sole officer and director and current director. We believe this office space is adequate to serve our needs until such time as a Business

Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs.

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

On November 30, 2007, the Company's board of directors approved the movement of its corporate charter from the state of Florida to the state of Nevada.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

(b)  Reports on Form 8-K

          We filed one current report on Form 8-K, dated November 28, 2007, with the Securities Exchange Commission, pursuant to Item 5.02, reporting the resignation of Ramon Chimelis from the position of chief executive officer and president and the appointment of Carl Olivieri as chairman of the board, chief executive officer, and president of Big Sky Industries I, Inc. We also reported pursuant to Item 5.03, "Amendments to Articles of Incorporation or By-Laws; Change in Fiscal Year," that the board of directors approved the movement of Big Sky's corporate charter from the state of Florida to the state of Nevada. No financial statements were filed with this current report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The Company incurred aggregate fees and expenses from Patrick Rodgers, CPA, PA of $8,000 for the audit of fiscal years ended September 30, 2007 and September 30, 2006, including review of the Company's financial statements included in its Forms 10-QSB for the fiscal years ended September 30, 2007 and September 30, 2006, respectively.

Tax Fees:

The Company did not incur any tax fees from Patrick Rodgers, CPA, PA for the fiscal years ended September 30, 2007 and 2006.

All Other Costs:

During fiscal years ended September 30, 2007 and 2006, the Company incurred aggregate fees and expenses of $-0- from Patrick Rodgers, CPA, PA for all other services consisting of other fees and expenses.

Audit Committee:

All of the services described above for fiscal years ended September 30, 2007 and 2006 were approved by Ramon Chimelis, the former president and sole director and current director, pursuant to the Company's policies and procedures. On May 22, 2007, Patrick Rodgers, CPA, PA was appointed as the new independent registered public accounting firm, to provide auditing and related services, including review of the Company's financial statements included in its Forms 10-QSB and Form 10-KSB, beginning with the quarter ended June 30, 2003. The Company intends to continue using Patrick Rodgers, CPA, PA for audit and audit related services, and as needed for due diligence in acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIG SKY INDUSTRIES I, INC.

Date:  January 7, 2008                         By: /s/ Carl Olivieri
                                               -------------------------------
                                               Carl Olivieri
                                               Chairman, President, and
                                               Chief Executive officer



Date: January 7, 2008                          By: /s/ Ramon Chimelis
                                               --------------------------------
                                               Ramon Chimelis
                                               Director

                           BIG SKY INDUSTRIES I, INC.
                              FINANCIAL STATEMENTS
                   FOR YEARS ENDED SEPTEMBER 30, 2007 AND 2006



                                TABLE OF CONTENTS



Balance Sheet as of September 30, 2007                                       F-3

Statements of Operations for the years ended
  September 30, 2007 and 2006                                                F-4

Statement of Stockholders' Equity (Deficit) for the
   Period January 31, 2000 (inception) to
   September 30, 2007                                                        F-5

Statement of Cash Flows for the years ended                                  F-6
   September 30, 2007 and 2006

Notes to Financial Statements                                        F-7 to F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Big Sky Industries I, Inc.
Orlando, Florida 32819

I have audited the accompanying balance sheet of Big Sky Industries I, Inc. ("the Company"), a development stage company, as of September 30, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Big Sky Industries I, Inc. as of September 30, 2007 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

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



/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
December 31, 2007

                            BIG SKY INDUSTIES I, INC.

                          (a Development Stage Company)

                                  BALANCE SHEET

                              AT SEPTEMBER 30, 2007


                                     ASSETS

  Cash                                                               $  --
                                                                     -------

TOTAL ASSETS                                                         $  --
                                                                     =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

  Advances payable                                                     9,000
  Accrued expenses                                                   $ 3,568
                                                                     -------
TOTAL LIABILITIES                                                     12,568
                                                                     -------

STOCKHOLDERS' DEFICIT

  Preferred stock, no par value; 5,000,000 shares authorized, none outstanding

  Common stock, $.001 par value, 50,000 shares authorized
   1,050,000 shares issued and outstanding                             1,050
  Additional paid-in capital                                             187
  Deficit accumulated during the development stage                   (13,805)
                                                                     -------

TOTAL STOCKHOLDERS' DEFICIT                                          (12,568)
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  --
                                                                     =======















   The accompanying notes are an integral part of these financial statements.


                           BIG SKY INDUSTRIES I, INC.
                           (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                                             Period From
                                                                              January 31,
                                                                                2000
                                           Year Ended        Year Ended     (Inception) to
                                          September 30,     September 30,    September 30,
                                              2007              2006             2007
                                           ----------        ----------       ----------



EXPENSES

General and administrative expenses        $    6,788        $     --          $   13,805
                                           ----------        ----------        ----------

NET LOSS BEFORE INCOME TAXES                    6,788              --              13,805

PROVISION FOR INCOME TAXES                       --                --                --
                                           ----------        ----------        ----------

NET LOSS                                   $    6,788        $     --          $   13,805
                                           ==========        ==========        ==========

Basic and diluted loss per share           $     0.01        $     0.00        $     0.01
                                           ==========        ==========        ==========

Weighted average number of common
     shares outstanding
         (basic and diluted)                1,050,000         1,050,000         1,050,000
                                           ==========        ==========        ==========




















   The accompanying notes are an integral part of these Financial statements.



                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2007


                                                                           Deficit
                                                                         Accumulated
                                                              Additional During the
                                           Common Stock        Paid-in   Development
Description                            Shares       Amount     Capital      Stage        Total
                                      ---------   ---------   ---------   ---------    ---------




Issuance of common stock              1,000,000   $   1,000   $    --     $    --      $   1,000

Common stock exchanged for services      50,000          50        --          --             50

Capital contributed by stockholders        --          --           165         165

Net loss for the initial period
ended September 30, 2000                   --          --          --        (3,227)      (3,227)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2000           1,050,000       1,050         165      (3,227)      (2,012)

Net loss for the fiscal year
ended September 30, 2001                   --          --          --        (2,830)      (2,830)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2001           1,050,000       1,050         165      (6,057)      (4,842)

Net loss for the fiscal year
ended September 30, 2002                   --          --          --          (700)        (700)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2002           1,050,000       1,050         165      (6,757)      (5,542)

Capital Contibuted by stockholders         --          --            22        --             22

Net loss for the fiscal year
ended September 30, 2003                   --          --          --          (260)        (260)
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2003           1,050,000       1,050         187      (7,017)      (5,780)

Net loss for the fiscal year
ended September 30, 2004                   --          --          --            --           --
                                      ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2004           1,050,000       1,050         187      (7,017)      (5,780)


Net loss for the fiscal year
ended September 30, 2005                   --          --          --            --           --
                                      ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2005           1,050,000       1,050         187      (7,017)      (5,780)

Net loss for the fiscal year
ended September 30, 2006                   --          --          --            --           --
                                      ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2006           1,050,000    $  1,050     $   187    $ (7,017)    $ (5,780)

Net loss for the fiscal year
ended September 30, 2007                   --          --          --        (6,788)      (6,788)
                                      ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2007           1,050,000    $  1,050     $   187    $(13,805)    $(12,568)
                                      =========   =========   =========   =========    =========



   The accompanying notes are an integral part of these financial statements.


                            BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                      Period From
                                                                                       January 31,
                                                                                          2000
                                                      Year Ended      Year Ended      (Inception) to
                                                     September 30,   September 30,     September 30,
                                                          2007            2006             2007
                                                        -------         -------          -------

CASH FLOW FROM OPERATING ACTIVITIES:

 Net loss                                               $(6,788)         $  --         $(13,805)

 Adjustments to reconcile net loss to net
  cash used by operating activities:
 Common stock exchanged for services                        --              --               50
 Increase in accrued liabilities                          6,788             --           12,568
                                                        -------         -------         -------
NET CASH USED BY OPERATING ACTIVITIES                       --              --           (1,187)
                                                        -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                   --              --            1,000
     Contribution of capital by stockholders                --              --              187
                                                        -------         -------         -------

NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                             --              --            1,187
                                                        -------         -------         -------

NET DECREASE IN CASH                                        --              --              --

CASH AT BEGINNING OF PERIOD                                 --              --              --
                                                        -------         -------         -------

CASH AT END OF PERIOD                                    $  --           $  --           $  --
                                                        =======         =======         =======

SUPPLEMENTAL DISCLOSURES:

 Cash paid during the period for interest                $  --           $  --           $  --
                                                        =======         =======         =======

 Cash paid during the period for income taxes            $  --           $  --           $  --
                                                        =======         =======         =======








   The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006



NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity and Organization
----------------------------------

Big Sky Industries I (the "Company") was incorporated in Florida on January 31, 2000. On November 20, 2007, the Company's board of directors approved the movement of its corporate charter from the state of Florida to the state of Nevada. The Company was organized as a "shell" company and conducts virtually no business operation, other than investigating opportunities to associate with a suitable business partner and identifying merger partners or acquisition candidates. The Company is a development stage enterprise, as defined by Financial Accounting Standards ("FAS") No 7, "Accounting and Reporting by Development Stage Enterprises."

Since incorporation in January 2000, the Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. As of September 30, 2007, the Company has not generated any revenue, and, as such, it is considered a development stage company.

Basis of presentation and going concern uncertainty
---------------------------------------------------

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has incurred losses from operations of approximately $14,000. As a result, the Company has a negative working capital and a negative stockholders' equity. The losses from operations are primarily attributable to the overhead expenses deemed necessary to support the Company's operations during the development stage. In light of the Company's current financial position and the uncertainty of its ability to consummate a business Combination, which would involve the acquisition, a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), there is substantial doubt about the Company's ability to continue as a going concern. The Company anticipates meeting its cash requirements through the financial support of its management and stockholders until it completes an acquisition or merger with a company

Use of Estimates
----------------

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2007, the Company did not have any other financial instruments.

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006


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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006


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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006


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

NOTE 2. ADVANCES PAYABLE

Advances payable represents short-term advances to the Company by a third party for the payment of certain operating expenses incurred during the fourth quarter of the fiscal year ended September 30, 2007. These advances are non-interest bearing and due on demand.

NOTE 3. LOSS PER COMMON SHARE

Net loss per common share outstanding for the year ended September 30, 2007 and 2006, as shown on the Statement of Operations, is based on the number of common shares outstanding at the balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through September 30, 2007 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period were deemed to be the most relevant number of shares to use for purposes of this disclosure. For the year ended September 30, 2007 and 2006, basic and diluted weighted average common shares include only common shares outstanding, since there were no common share equivalents.

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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 4. CAPITAL STOCK (CONTINUED)

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

Preferred Stock

The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series, which may include a conversion feature into common stock. As of September 30, 2007, no shares of preferred stock have issued and no preferences, limitations, or relative rights have been assigned.

NOTE 5. RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

On March 31, 2007, the Company and Mr. Chimelis signed a Memorandum of Understanding ("MOU") with Coffee Exchange of America's Inc. ("CEOTA") for the purchase of 950,000 of Mr. Chimelis' shares, or approximately 85.7% of the Company's issued and outstanding common shares. The MOU provides that CEOTA will make payments of $2,500 and $1,059 for unpaid audit fees and state corporation fees, respectively, and $30,000 to the Company's shareholders before the common shares are transferred to CEOTA. As of December 31, 2007, all payments, provided for under the terms of the MOU, have not been made by CEOTA; therefore, the transaction has not been completed.

NOTE 6. INCOME TAXES

At September 30, 2007, the Company had a net operating loss carryforward of approximately $13,805. This loss may be carried forward to offset federal income taxes in future years through the year 2027. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change.

Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.

It is management's opinion that the entire deferred tax benefit of approximately $2,600, resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance of $2,600, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.