Form 10QSB
period 2007-12-31
BIG SKY INDUSTRIES I INC
filed 2008-02-27
CIK 1121806

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from _________to_________

                         Commission file number 0-32067

                           Big Sky Industries I, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                  59-3646899
--------------------------------------      ------------------------------------
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of February 8, 2008, 9,180,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)

                                   FORM 10-QSB
                                December 31, 2007

                               INDEX Page Number



                          PART 1- FINANCIAL INFORMATION


Item 1 - Financial Statements

     Balance Sheet as of December 31, 2007 (unaudited)                         2

     Statements of Operations for the three months ended
     December 31, 2007 and 2006 and the period of inception
     January 31, 2000 to December 31, 2007 (unaudited)                         3

     Statements of Cash Flows for the three months ended December 31, 2007 and 2006 and the period of inception
     January 31, 2000 to December 31, 2007 (unaudited)                         4

     Notes to Financial Statements (unaudited)                                 5



Item 2 - Management's Discussion and Analysis or Plan of Operation            11



Item 3- Controls and Procedures                                               12




                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings                                                    13



Item 2 - Changes in Securities                                                13



Item 3 - Defaults upon Senior Securities                                      13



Item 4 - Submission of Matters to a Vote of Security Holders                  13



Item 5 - Other Information                                                    13



Item 6 - Exhibits and Reports on Form 8-K                                     13

PART I - FINANCIAL INFORMATION






ITEM 1.  FINANCIAL STATEMENTS

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                December 31,
                                                                   2007
                                                                 -------

ASSETS
  Cash                                                           $  --


TOTAL ASSETS                                                     $  --
                                                                 =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
  LIABILITIES
  Advances payable                                               $ 9,000
  Accrued expenses                                                 3,568
                                                                 -------

TOTAL LIABILITIES                                                 12,568
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


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                        Period From
                                                                                        January 31,
                                                                                           2000
                                                               Three Months Ended      (Inception) to
                                                                 December 31,           December 31,
                                                             -----------------------     -----------
                                                                2007         2006           2007
                                                             ----------   ----------     -----------


Revenues                                                     $     --     $     --       $     --

General and administrative expenses                                --           --           13,805
                                                             ----------   ----------     ----------

Operating loss                                                     --           --          (13,805)

Provision for income taxes                                         --           --            --
                                                             ----------   ----------     ----------

Net loss                                                     $     --     $     --       $  (13,805)
                                                             ==========   ==========     ==========


Basic and diluted loss per share                             $   (0.000)  $   (0.000)    $    (0.01)
                                                             ==========   ==========     ==========
Weighted average number of common
  shares outstanding
    (basic and diluted)                                       1,050,000    1,050,000      1,050,000
                                                             ==========   ==========     ==========




   The accompanying notes are an integral part of these financial statements.



                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               Period From
                                                                               January 31,
                                                        Three Months Ended       2000
                                                           December 31,      (Inception) to
                                                    ------------------------  December 31,
                                                       2007         2006         2007
                                                    ----------   ----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $     --           --     $  (13,805)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Common stock exchanged for services                  --           --             50
    Decrease in cash in bank deficit                     --           --           --
    Increase in accrued liabilities                      --           --         12,568
                                                   ----------   ----------   ----------

NET CASH USED BY OPERATING ACTIVITIES              $     --           --     $   (1,187)
                                                   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                 --           --          1,000
    Contribution of capital by shareholders              --           --            187
                                                   ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                --           --          1,187
                                                   ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                          --           --           --

CASH AND EQUIVALENTS - BEGINNING OF PERIOD               --           --           --
                                                   ----------   ----------   ----------

CASH AND EQUIVALENTS - END OF PERIOD               $     --     $     --     $     --
                                                   ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES:

    Cash paid during the period for interest       $     --     $      --     $  --
                                                   ==========   ===========   =======

    Cash paid during the period for income taxes   $     --     $      --     $  --
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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2007, which was filed January 7, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Big Sky Industries I, Inc. as of December 31, 2007 and the results of its operations and cash flows for the three months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $14,000. Cash losses from operations since inception have been approximately $1,200. The Company has a working capital deficiency of $12,568 at December 31, 2007.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2007.


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

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. At December 31, 2007, the Company did not have any financial instruments.

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


3. ADVANCES PAYABLE -OFFICERS AND DIRECTORS

Advances payable represents short-term advances to the Company by its Chief Executive Officer for the payment of certain operating expenses incurred during the fourth quarter of its fiscal year ended September 30, 2006. These advances are non-interest bearing and due on demand.

4. LOSS PER COMMON SHARE

Net loss per common share outstanding for the three months ended December 31, 2007 and 2006 and the period from January 31, 2000 (date of inception) to December 31, 2007, as shown on the Statement of Operations, is based on the number of common shares outstanding at December 31, 2007 and 2006. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through December 31, 2007 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period were deemed to be the most relevant number of shares to use for purposes of this disclosure. At December 31, 2007 and 2006, basic and diluted weighted average common shares for the three months ended, respectively, include only common shares outstanding, since there were no common share equivalents.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



5. CAPITAL STRUCTURE DISCLOSURES

Common Stock
------------

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

No shares of preferred stock have been issued as of December 31, 2007.

Stock options, warrants and other rights
----------------------------------------

As of December 31, 2007, the Company has not adopted any employee stock option plans.


6. RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

On March 31, 2007, the Company and Mr. Chimelis signed a Memorandum of Understanding ("MOU") with Coffee Exchange of America's Inc. ("CEOTA") for the purchase of 900,000 of Mr. Chimelis' shares, or approximately 85.7% of the Company's issued and outstanding common shares. The MOU provides that CEOTA will make payments of $2,500 and $1,059 for unpaid audit fees and state corporation fees, respectively, and $30,000 to the Company's shareholders before the common shares are transferred to CEOTA. See Note 8 - Subsequent Events for the discussion of the consummation of this transaction.

7. INCOME TAXES

At December 31, 2007, the Company had a net operating loss carryforward of approximately $13,805. This loss may be carried forward to offset federal income taxes in future years through the year 2027. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change.

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



7. INCOME TAXES - CONTINUED

Therefore, substantial net operating loss carryforwards could, in all likely-hood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.

It is management's opinion that the entire deferred tax benefit of approximately $2,600, resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance of $2,600, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.


8. SUBSEQUENT EVENTS

On January 22, 2008, Carl Olivieri purchased 900,000 shares of the Company's common stock from Ramon Chimelis, which represented approximately 85.7% of the Company's issued and outstanding common shares at the time of the purchase.

On January 23, 2008, the Company filed amended Articles of Incorporation with The Nevada Secretary of State to increase its authorized common shares from 50,000,000 million shares, $0.001 par value to 200,000,000 million shares, $0.001 par value.

On January 24, 2008, the Company's Board of Directors approved the issuance of 500,000 shares of its preferred stock to Carl Olivieri as consideration for his arranging the merger with Coffee Exchange of the Americas, Inc. The preferred shares are convertible into 500,000 shares of common stock at Mr. Olivieri's option and have 100 to 1 voting rights on any shareholder vote.


On February 8, 2008,  the Company  merged with Coffee  Exchange of the Americas,
Inc. ("CEOTA") and acquired all of the 8,130,000 shares of common stock of Coffee Exchange of the Americas, Inc., a Nevada corporation, in exchange for 8,130,000 shares of the Company's common stock. CEOTA will be considered as the surviving company in this merger. As of the merger date CEOTA operates ten coffee shops in the Bakersfield, CA area and one coffee shop in Dallas, Texas and employs 64 people.

The acquisition will be accounted for under the purchase method, and we will consolidate the results of CEOTA from the date of acquisition. The purchase price will be allocated based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is subject to adjustments as additional information becomes available and will be finalized by March 2008.

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

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission.

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

The following is qualified by reference to, and should be read in conjunction with the Company's financial statements, and notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation"; our significant accounting policies are disclosed in Note 1 to our financial statements included on our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission.

Plan of Operation

Big Sky Industries I, Inc. is presently a development stage company that conducted virtually no business operations or generate any revenues from our inception through December 31, 2007.

Subsequent to December 31, 2007, as explained in Note 8 - Subsequent Events to the December 31, 2007 financial statements, we merged with Coffee Exchange of the Americas, Inc. ("CEOTA"), which operates 10 coffee shops in the Bakersfield, California area and one coffee shop in Dallas, Texas. These are coffee shops selling hot and cold coffee blends along with sandwiches and pastries. At the time of the merger the coffee shops were generating approximately $180,000 in monthly revenues.

The Company's plan is to acquire established coffee locations across the country and, assuming that it can obtain suitable financing, build new locations in strategic locations. The Company plans to provide corporation management and provide product purchasing from its Dallas, Texas headquarters to gain benefits from the scales of economy to increase the profit potential of multiple locations.

We currently do not have significant cash or other material assets. The current acquisition are being made by entering into purchase agreements with the sellers providing owner financing. We are not yet generating the revenues needed to cover the costs of normal operations, which would allow us to continue as a going concern. These financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders and issuing equity securities to provide for the financing of the Company's capital needs in excess of what the operation are currently providing. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholders will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially as we continue to expand the coffee locations through acquisitions or construction, which require cash.

Since inception through December 31, 2007, we have received a cash infusion of $1,165. Subsequent to December 31, 2007, the Company has obtained working capital of $2,015 from current shareholders to close the two acquisitions and provide the working capital to operate the coffee locations.

In the event that our principal shareholders do not advance adequate funds to support normal operations and we deplete our present cash reserves prior to achieving positive cash flow from operations or succeeding in obtaining financing through a private placement of restricted common stock or through debt financing, we may be forced to cease operations.

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

There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company, other than that in Note 3 to the financial statements.


Going Concern

We continue to be a development stage company that has not generated any revenues as of December 31, 2007 and has experienced losses from operations since exception. In our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission, our independent auditors indicated that these factors raised substantial doubt about our ability to continue as a going concern. These concerns were addressed in a separate footnote (Note 1) to the Annual Report for the year ended September 30, 2007.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
("Exchange Act") were effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

         None

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits

   31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

------------------------------------------------------------------------------

     *  Filed herewith


     (b) Reports on Form 8-K.

     On November 28, 2007, we filed a Form 8K to announce the resignation of Ramon Chimelis as Chief Executive Officer and President, the appointment of Carl Olivieri as Chairman of the Board, Chief Executive Officer and President, and the approval to move the Company's corporate charter from Florida to Nevada.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Big Sky Industries I, Inc.

Dated:  February 27, 2008                                By:  /s/Carl Olivieri
                                                           -----------------
                                                         Carl Olivieri
                                                         Chief Executive Officer