Form 10QSB
period 2008-03-31
BIG SKY INDUSTRIES I INC
filed 2008-05-20
CIK 1121806

U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

                        609 Kiowa, McKinney, Texas 75071
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (817)-881-0252
                       -----------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 8, 2008, 1,050,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)

                                   FORM 10-QSB
                                 March 31, 2008

INDEX                                                                Page Number



                          PART 1- FINANCIAL INFORMATION



Item 1 - Financial Statements

     Balance Sheet as of March 31, 2008 (unaudited)                            2

     Statements of Operations for the three and six months ended
     March 31, 2008 and 2007 and the period of inception January 31,
     2000 to March 31, 2008 (unaudited)                                        3

     Statements of Cash Flows for the six months ended March 31, 2008 and 2007 and the period of inception  January 31, 2000 to March
     31, 2008 (unaudited)                                                      4

     Notes to Financial Statements (unaudited)                                 5



Item 2 - Management's Discussion and Analysis or Plan of Operation            10



Item 3- Controls and Procedures                                               12




                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings                                                    12



Item 2 - Changes in Securities                                                12



Item 3 - Defaults upon Senior Securities                                      12



Item 4 - Submission of Matters to a Vote of Security Holders                  12



Item 5 - Other Information                                                    12



Item 6 - Exhibits and Reports on Form 8-K                                     13

         Signatures                                                           13






--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                      March  31,
                                                                         2008
                                                                      ---------
ASSETS
  Cash                                                                 $   --


TOTAL ASSETS                                                           $   --
                                                                       =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
  LIABILITIES
  Advances payable                                                    $ 10,250
  Accrued expenses                                                       3,568
                                                                       -------

TOTAL LIABILITIES                                                       13,818
                                                                       -------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value; 5,000,000 shares authorized,
    500,000 shares issued and outstanding                                5,000
  Common stock, $.001 par value, 50,000,000 shares authorized,
    1,050,000 shares issued and outstanding                              1,050
  Additional paid-in capital                                               187
  Deficit accumulated during the development stage                    (20,055)
                                                                       -------

TOTAL STOCKHOLDERS' DEFICIT                                           (13,818)
                                                                       -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    --
                                                                       =======





   The accompanying notes are an integral part of these financial statements.








                                     Page 2





--------------------------------------------------------------------------------




                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                          Period From
                                                                                          January 31,
                                                                                             2000
                                        Three Months Ended          Six Months Ended    (Inception) to
                                             March 31,                 March 31,           March 31,
                                      -----------------------   -----------------------  -----------
                                         2008        2007          2008         2007         2008
                                      ----------   ----------   ---------   ----------   -----------

Revenues                              $     --     $     --     $    --     $     --     $      --

General and administrative expenses      (6,250)         --        (6,250)        --          20,055
                                      ----------   ----------   ---------   ----------   -----------

Operating loss                           (6,250)         --        (6,250)        --         (20,055)

Provision for income taxes                  --           --          --           --            --
                                      ----------   ----------   ---------   ----------   -----------

Net loss                              $  (6,250)   $     --     $  (6,250)  $     --     $   (20,055)
                                      ==========   ==========   =========   ==========   ===========


Basic and diluted loss per share      $   (0.006)  $   (0.000)  $  (0.006)  $   (0.000)
                                      ==========   ==========   =========   ==========
Weighted average number of common
  shares outstanding
    (basic and diluted)                1,050,000    1,050,000   1,050,000    1,050,000
                                      ==========   ==========   =========   ==========





The accompanying notes are an integral part of these financial statements.






                                     Page 3


--------------------------------------------------------------------------------





                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               Period From
                                                                               January 31,
                                                         Six Months Ended         2000
                                                            March 31,        (Inception) to
                                                   ------------------------     March 31,
                                                       2008         2007          2008
                                                   -----------  -----------   ------------



CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $  (6,250)          --       $ (20,055)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Preferred stock exchanged for services             5,000           --           5,000
    Common stock exchanged for services                  --            --              50
    Decrease in cash in bank deficit                     --            --              --
    Increase in accrued liabilities                    1,250           --          13,818
                                                   ----------   -----------       -------

NET CASH USED BY OPERATING ACTIVITIES              $     --            --          (1,187)
                                                   ----------   -----------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                 --            --           1,000
    Contribution of capital by shareholders              --            --             187
                                                   ----------   -----------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                --            --           1,187
                                                   ----------   -----------       -------

NET INCREASE (DECREASE) IN CASH                          --            --             --

CASH AND EQUIVALENTS - BEGINNING OF PERIOD               --            --             --
                                                   ----------   -----------       -------

CASH AND EQUIVALENTS - END OF PERIOD               $     --     $      --          $  --
                                                   ==========   ===========       =======
SUPPLEMENTAL DISCLOSURES:

    Cash paid during the period for interest       $     --     $      --          $  --
                                                   ==========   ===========       =======

    Cash paid during the period for income taxes   $     --     $      --          $  --
                                                   ==========   ===========       =======




The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------


                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2007, which was filed January 7, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Big Sky Industries I, Inc. as of March 31, 2008 and the results of its operations and cash flows for the six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Big Sky Industries I, Inc. was incorporated in Florida on January 31, 2000. On November 16, 2007, the Company was redomiciled as a Nevada corporation. The company was organized as a "shell" company and conducts virtually no business operation, other than investigating opportunities to associate with a suitable business partner and identifying merger partners or acquisition candidates. The Company is a development stage enterprise, as defined by Financial Accounting Standards, ("FAS") No 7, "Accounting and Reporting by Development Stage Enterprises."

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $20,000. Cash losses from operations since inception have been approximately $1,200. The Company has a working capital deficiency of $13,818 at March 31, 2008.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2008.


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

--------------------------------------------------------------------------------

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. At March 31, 2008, the Company did not have any financial instruments.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

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


3. ADVANCES PAYABLE -OFFICERS AND DIRECTORS

Advances payable represents short-term advances to the Company by its Chief Executive Officer for the payment of certain operating expenses incurred during the fourth quarter of its fiscal year ended September 30, 2007 and the quarter ended March 31, 2008. At March 31, 2008 the amount advanced was $10,250; the advances are non-interest bearing and due on demand.

4. LOSS PER COMMON SHARE

Net loss per common share outstanding for the six months ended March 31, 2008 and 2007 and the period from January 31, 2000 (date of inception) to March 31, 2008, as shown on the Statement of Operations, is based on the number of common shares outstanding at March 31, 2008 and 2007. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through March 31, 2008 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period were deemed to be the most relevant number of shares to use for purposes of this disclosure. At March 31, 2008 and 2007, basic and diluted weighted average common shares for the three months ended, respectively, include only common shares outstanding, since there were no common share equivalents.

--------------------------------------------------------------------------------

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

On January 24, 2008, the Company issued 500,000 shares of preferred stock to Carl Olivieri as compensation for securing and structuring the merger agreement with Coffee Exchange of The Americas, Inc. The Company valued the shares at $5,000. The 500,000 preferred shares have 100,000 voting rights on any shareholder vote as long as Mr. Olivieri owns the shares.

Stock options, warrants and other rights
----------------------------------------

As of May 8,2008, the Company has not adopted any employee stock option plans.


6. RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

On January 22, 2008, Carl Olivieri purchased 900,000 shares of the Company's Common stock from Ramon Chimelis, which represented approximately 85.7% of the Company's issued and outstanding common shares.

On January 23, 2008, the Company filed amended Articles of Incorporation with The Nevada Secretary of State to increase its authorized common shares from 50,000,000 million shares, $0.001 par value to 200,000,000 million shares, $0.001 par value and change it's name to Coffee Exchange of The Americas, Inc. as soon as the private company by the same name relinquishes the name in favor of the Company. At March 31, 2008, this amendment had not been approved by The Nevada Secretary of State.

On January 24, 2008, the Company issued 500,000 shares of preferred stock to Carl Olivieri as compensation for securing and structuring the merger agreement with Coffee Exchange of The Americas, Inc.

On February 8, 2008, the Company entered into a merger agreement with with Coffee Exchange of the Americas, Inc. ("CEOTA") owned by the Company's CEO to acquired all of the 8,130,000 shares of common stock of Coffee Exchange of the Americas, Inc., a Nevada corporation, in exchange for 8,130,000 shares of the Company's common stock. CEOTA will be considered as the surviving company in this merger as soon as the closing takes place. CEOTA operates ten coffee shops in the Bakersfield, CA area and one coffee shop in Dallas, Texas and employs 25 people.

--------------------------------------------------------------------------------

                           BIG SKY INDUSTRIES I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



6. RELATED PARTY TRANSACTION - CONTINUED

The acquisition will be accounted for under the purchase method, and we will Consolidate the results of CEOTA from the date of the closing of the acquisition. The purchase price will be allocated based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is subject to adjustments as additional information becomes available and will be finalized by June 2008.

7. INCOME TAXES

At December 31, 2007, the Company had a net operating loss carryforward of approximately $20,000. This loss may be carried forward to offset federal income taxes in future years through the year 2027. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change.

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

It is management's opinion that the entire deferred tax benefit of approximately $6,000, resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance of $6,000, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.

--------------------------------------------------------------------------------

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

We do not have cash in the bank or other material assets, nor do we have an established source of revenue needed to cover the costs of normal operations, which would allow us to continue as a going concern. These financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders and issuing equity securities to complete a Business Combination transaction with a Target Business. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder Carl Olivieri, will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a Business Combination with a Target Business.

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

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operation (Continued)


Other than the identified Business Combination discussed in Note 6, Related Party Transaction on page 9 of the financial statements included herein, we have not yet identified another Business Combination opportunity; therefore, we are unable to predict our cash requirements subsequent to a Business Combination with an unidentified Target Business. As indicated above, we may be required to raise capital through the sale of or issuance of additional securities, in order to ensure that we can meet our operating costs for the remainder of our fiscal year, if we complete a Business Combination transaction with a Target Business. In the event that we elect to raise additional capital by selling common stock, prior to, or in connection with, completing a Business Combination transaction, we expect to do so through the private placement of restricted securities.

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

--------------------------------------------------------------------------------

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION




Item 1 - Legal Proceedings

         None




Item 2 - Changes in Securities

         None




Item 3 - Defaults upon Senior Securities

         None




Item 4 - Submissions of Matters to a Vote of Security Holders

         None




Item 5 - Other Information

         None

--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits

   31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

   32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *



--------------------------------------------------------------------------------


     *  Filed herewith


     (b) Reports on Form 8-K.


         On March 4, 2008, the Company filed Form 8K under Item 5.02, to announce the Appointment of Randy Moseley as Executive Vice President and Chief Financial Officer.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Big Sky Industries I, Inc.

Dated:  May 20, 2008                                  By:  /s/Carl Olivieri
                                                          -----------------
                                                         Carl Olivieri
                                                         Chief Executive Officer



Dated:  May 20, 2008                                  By:  /s/Randy Moseley
                                                         -----------------
                                                         Randy Moseley
                                                         Chief Financial Officer

--------------------------------------------------------------------------------