Form 10QSB
period 2008-06-30
Coffee Exchange, Inc.
filed 2008-08-06
CIK 1121806

U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from _________to_________

                         Commission file number 0-32067

                              Coffee Exchange, Inc.
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

                                 (817)-335-9664
                       -----------------------------------
                           (Issuer's telephone number)


                           Big Sky Industries I, Inc.
                       -----------------------------------
             (Former Name or address, if changed since last report)


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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 1, 2008, 1,050,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                                   FORM 10-QSB
                                  June 30, 2008

                               INDEX Page Number



                          PART 1- FINANCIAL INFORMATION



Item 1 - Financial Statements

     Balance Sheet as of June 30, 2008 (unaudited)                             2

     Statements of Operations for the three and nine months ended
     June 30, 2008 and 2007 and the period of inception January 31,
     2000 to June 30, 2008 (unaudited)                                         3

     Statements of Cash Flows for the nine months ended June 30, 2008 and 2007 and the period of inception  January 31, 2000 to June
     30, 2008 (unaudited)                                                      4

     Notes to Financial Statements (unaudited)                                 5



Item 2 - Management's Discussion and Analysis or Plan of Operation            10



Item 3- Controls and Procedures                                               12




                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings                                                    12



Item 2 - Changes in Securities                                                12



Item 3 - Defaults upon Senior Securities                                      12



Item 4 - Submission of Matters to a Vote of Security Holders                  12



Item 5 - Other Information                                                    12



Item 6 - Exhibits and Reports on Form 8-K                                     13

         Signatures                                                           13

          Exhibits
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                        June 30,
                                                                          2008
                                                                       ---------
ASSETS
  Cash                                                                   $   --


TOTAL ASSETS                                                             $   --
                                                                         =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
  LIABILITIES
  Advances payable                                                      $ 11,750
  Accrued expenses                                                         3,568
                                                                         -------

TOTAL LIABILITIES                                                         15,318
                                                                         -------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value; 5,000,000 shares authorized,
    500,000 shares issued and outstanding                                  5,000
  Common stock, $.001 par value, 50,000,000 shares authorized,
    1,050,000 shares issued and outstanding                                1,050
  Additional paid-in capital                                                 187
  Deficit accumulated during the development stage                      (21,555)
                                                                         -------

TOTAL STOCKHOLDERS' DEFICIT                                             (15,318)
                                                                         -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    --
                                                                         =======





   The accompanying notes are an integral part of these financial statements.








                                     Page 2


--------------------------------------------------------------------------------



                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                      Period From
                                                                                      January 31,
                                                                                         2000
                                        Three Months Ended      Nine Months Ended    (Inception) to
                                             June 30,               June 30,            June 30,
                                        ------------------    -  ---------------        --------
                                         2008        2007         2008       2007          2008
                                        ------      ------       ------     -----         ------



Revenues                              $     --     $    --     $    --     $   --     $      --

General and administrative expenses     (1,500)         --      (7,750)        --        21,555
                                        -------      ------   ---------     ------       ------

Operating loss                          (1,500)         --      (7,750)        --       (21,555)

Provision for income taxes                  --          --        --           --            --
                                        -------     -------   ---------     ------      -------

Net loss                              $ (1,500)   $     --     $(7,750)    $   --     $ (21,555)
                                        ======      =======     ======      ======      =======


Basic and diluted loss per share      $  (0.001)  $  (0.000)  $ (0.007)    $(0.000)
                                        =======    ========   =========     ======
Weighted average number of common
  shares outstanding
    (basic and diluted)                1,050,000  1,050,000   1,050,000   1,050,000
                                      ==========  =========   =========   =========





   The accompanying notes are an integral part of these financial statements.






                                     Page 3


--------------------------------------------------------------------------------



                              COFFEE EXCHANGE,INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Period From
                                                                          January 31,
                                                  Nine Months Ended          2000
                                                      June 30,         (Inception) to
                                                ----------------------      June 30,
                                                    2008        2007          2008
                                                ----------   ---------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                      $(7,750)       --      $ (21,555)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Preferred stock exchanged for services          5,000        --          5,000
    Common stock exchanged for services               --         --             50
    Decrease in cash in bank deficit                  --         --             --
    Increase in accrued liabilities                 2,750        --         15,318
                                                  --------     -----       -------

NET CASH USED BY OPERATING ACTIVITIES                 --         --         (1,187)
                                                  --------     -----       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                              --         --          1,000
    Contribution of capital by shareholders           --         --            187
                                                   -------     -----       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES             --         --          1,187
                                                   -------     -----       -------

NET INCREASE (DECREASE) IN CASH                       --         --            --

CASH AND EQUIVALENTS - BEGINNING OF PERIOD            --         --            --
                                                   -------     -----       -------

CASH AND EQUIVALENTS - END OF PERIOD               $  --      $  --         $  --
                                                   =======     =====       =======
SUPPLEMENTAL DISCLOSURES:

    Cash paid during the period for interest       $  --      $  --         $  --
                                                   =======     =====       =======

    Cash paid during the period for income taxes   $  --      $  --         $  --
                                                   =======     =====       =======




   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2007, which was filed January 7, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Coffee Exchange, Inc. as of June 30, 2008 and the results of its operations and cash flows for the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Coffee Exchange, Inc. was incorporated in Florida on January 31, 2000 as Big Sky Industries I,Inc. On November 16, 2007, the Company was redomiciled as a Nevada corporation. On July 25, 2008, the Company changed its name to Coffee Exchange, Inc. The company was organized as a "shell" company and conducts virtually no business operation, other than investigating opportunities to associate with a suitable business partner and identifying merger partners or acquisition candidates. The Company is a development stage enterprise, as defined by Financial Accounting Standards, ("FAS") No 7, "Accounting and Reporting by Development Stage Enterprises."

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $22,000. Cash losses from operations since inception have been approximately $1,200. The Company has a working capital deficiency of $15,318 at June 30, 2008.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2008.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

--------------------------------------------------------------------------------

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED


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

Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. At June 30, 2008, the Company did not have any financial instruments.

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

--------------------------------------------------------------------------------

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 -  RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company, as disclosed in Note 2.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB
Statement No. 115 which permits entities to choose to measure financial instruments and certain warranty and insurance contracts at fair value. The SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are evaluating the impact of adoption of SFAS No. 162 and we do not currently expect adoption to have a material impact on our results of operations, cash flows or financial position.

June 2006, the FASB issued Interpretation No. 48 ("FIN No 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - an interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES: The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We do not expect FIN No. 48 to have a material impact on our financial statements.

--------------------------------------------------------------------------------

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 -  RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In March 2008, the FASB issued No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.


NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended. Commencing with the Company's Annual Report for the year ending December 30, 2009, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." SFAS 141(R requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of December 29, 2007, do not have a material effect on the Company's financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company's financial position and results of operations when they become effective on January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact.

--------------------------------------------------------------------------------

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - ADVANCES PAYABLE -OFFICERS AND DIRECTORS

Advances payable represents short-term advances to the Company by its Chief Executive Officer for the payment of certain operating expenses incurred during the fourth quarter of its fiscal year ended September 30, 2007 and the quarter ended June 30, 2008. At June 30, 2008 the amount advanced was $11,750; the advances are non-interest bearing and due on demand.

NOTE 6 - LOSS PER COMMON SHARE

Net loss per common share outstanding for the three and nine months ended June 30, 2008 and 2007, as shown on the Statement of Operations, is based on the number of common shares outstanding at June 30, 2008 and 2007. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through June 30, 2008 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period were deemed to be the most relevant number of shares to use for purposes of this disclosure. At June 30, 2008 and 2007, basic and diluted weighted average common shares for the three months ended, respectively, include only common shares outstanding, since there were no common share equivalents.

NOTE 7 - CAPITAL STRUCTURE DISCLOSURES

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

Preferred stock
---------------

The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Nevada, is authorized to establish the number of shares to be included in each class or series, which may include a conversion feature into common stock.

--------------------------------------------------------------------------------

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Preferred stock - Continued
---------------------------

On January 24, 2008, the Company issued 500,000 shares of preferred stock to Carl Olivieri as compensation for searching out, securing and structuring the a merger agreement with potential coffee shop operations and/or securing financing to build out new coffee shops. The Company had a potential merger agreement with Coffee Exchange of The Americas, Inc., but it has not closed as of the date of these financial statements and it is uncertain at this time whether the transaction will close. The Company valued the shares at $5,000. The 500,000 preferred shares have 100,000 voting rights on any shareholder vote as long as Mr. Olivieri owns the shares.

Stock options, warrants and other rights
----------------------------------------

As of August 5,2008, the Company has not adopted any employee stock option plans.

NOTE 8 - RELATED PARTY TRANSACTION

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

NOTE 9 - INCOME TAXES

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

NOTE 9 - INCOME TAXES - CONTINUED

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

--------------------------------------------------------------------------------

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 10 - SUBSEQUENT EVENT

On July 29, 2008, the Company entered into an agreement with Coffee Exchange of The Americas, Corporation to acquire a coffee shop in Dallas, Texas and a coffee shop in Arlington, Texas. The acquisition cost funded by the issuance of the Company's restricted common stock and the assumption of a promissory note are shown by the following table which summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

Purchase Price Consideration
Promissory Note assumed                            $225,000
Value of common stock issued                         75,000
                                                   --------
Total consideration paid                           $300,000
                                                   --------

Net Assets Acquired
Equipment                                          $130,000
Furniture                                            40,000
Leasehold improvements                              130,000
                                                   --------

Total net assets                                   $300,000
                                                   --------

We will include the results of operations for the two coffee shops in our financial statements beginning August 1, 2008.

The following table reflects unaudited pro forma results of operations assuming that the Occupational Testing, Inc. acquisition had occurred on October 1, 2007:

                                                Nine Months Ended
                                                  June 30, 2008
                                                  -------------

Revenue                                            $ 163,952
Net income  (loss)                                 $ (72,791)
Net income (loss) per share                        $  0.0058

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

Plan of Operation

Coffee Exchange, Inc. (formerly Big Sky Industries I, Inc.) is presently a development stage company that conducts virtually no business operations, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, we have not engaged in any operations, nor have we generated any revenue.

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

Other than the Related Party transaction disclosed in Note 7 to the financial Statements presented in this filing, we have not yet identified another Business Combination opportunity; therefore, we are unable to predict our cash requirements subsequent to a Business Combination with an unidentified Target Business. As indicated above, we may be required to raise capital through the sale of or issuance of additional securities, in order to ensure that we can meet our operating costs for the remainder of our fiscal year, if we complete a Business Combination transaction with a Target Business. In the event that we elect to raise additional capital by selling common stock, prior to, or in connection with, completing a Business Combination transaction, we expect to do so through the private placement of restricted securities.

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

--------------------------------------------------------------------------------

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

On July 25, 2008, the Company filed amended articles of incorporation with the Nevada Secretary of State to change its name from Big Sky Industries I, Inc. to Coffee Exchange, Inc.

--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K



        (a)  Exhibits

   10.1   Asset Purchase Agreement with Coffee Exchange of The Americas, Inc.*


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

             NONE



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         Coffee Exchange, Inc.

Dated:  August 6, 2008                                   By: /s/Carl Olivieri
                                                          -----------------
                                                         Carl Olivieri
                                                         Chief Executive Officer



Dated:  August 6 ,2008                                   By: /s/Randy Moseley
                                                         -----------------
                                                         Randy Moseley
                                                         Chief Financial Officer

--------------------------------------------------------------------------------