Form 10KSB/A
period 2007-09-30
Coffee Exchange, Inc.
filed 2008-10-01
CIK 1121806

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [_] No

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

Transitional Small Business Disclosure Format (check one):

     Yes [   ]                                       No [ X ]

                            EXPLANATORY NOTE

This Amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended September 30, 2007 of the Registrant which was filed with the Securities Exchange Commission on January 7, 2008 (the "Original Filing") is being filed solely to include a disclosure on the cover page to indicate that the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment on Form 10-KSB/A. Except for the Amendment described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

--------------------------------------------------------------------------------

ITEM 13. EXHIBITS

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


                                               BIG SKY INDUSTRIES I, INC.

Date:  October 1, 2008                         By: /s/ Carl Olivieri
                                               -------------------------------
                                               Carl Olivieri
                                               Chairman, President, and
                                               Chief Executive officer



Date: October 1, 2008                          By: /s/ Ramon Chimelis
                                               --------------------------------
                                               Ramon Chimelis
                                               Director



--------------------------------------------------------------------------------