Form 10QSB/A
period 2008-03-31
Coffee Exchange, Inc.
filed 2008-10-01
CIK 1121806

U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                  FORM 10-QSB/A

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

                                EXPLANATORY NOTE

Big Sky Industries, Inc. (the Registrant) is filing this amendment (the Form 10-QSB/A) to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (the Form 10-QSB), filed on May 20, 2008, solely to include a disclosure on the cover page to indicate that the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment on Form 10-QSB/A. This Form 10QSB/A should be read in conjunction with the original Form 10-QSB, which continues to speak as of the date of the Form 10-QSB. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB or modify or update any related or other disclosures.

Item 6 - Exhibits

        (a)  Exhibits

   31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

   32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *



     *  Filed herewith





                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Big Sky Industries I, Inc.

Dated:  October 1, 2008                               By:  /s/Carl Olivieri
                                                          -----------------
                                                         Carl Olivieri
                                                         Chief Executive Officer



Dated: October 1, 2008                                By:  /s/Randy Moseley
                                                         -----------------
                                                         Randy Moseley
                                                         Chief Financial Officer











--------------------------------------------------------------------------------