Form 10QSB/A
period 2008-06-30
Coffee Exchange, Inc.
filed 2008-10-01
CIK 1121806

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

                                EXPLANATORY NOTE

Big Sky Industries, Inc. (the Registrant) is filing this amendment (the Form 10-QSB/A) to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008 (the Form 10-QSB), filed on August 6, 2008, solely to include a disclosure on the cover page to indicate that the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment on Form 10-QSB/A. This Form 10QSB/A should be read in conjunction with the original Form 10-QSB, which continues to speak as of the date of the Form 10-QSB. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB or modify or update any related or other disclosures.

Item 6 - Exhibits


        (a)  Exhibits

   10.1   Asset Purchase Agreement with Coffee Exchange of The Americas, Inc.*

   31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

   31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

   32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

   32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **


     *  Filed previously

            **   Filed herewith





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