Form 10KSB
period 2008-09-30
Coffee Exchange, Inc.
filed 2009-01-07
CIK 1121806

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934

              For the transition period from__________to__________

                         Commission file number 0-32067


                              Coffee Exchange, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                   59-3646899
 -------------------------------------       -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


               609 Kiowa, McKinney, Texas                      75071
 ---------------------------------------------------       ------------------
          (Address of principal executive offices)            (Zip Code)

                                 (817)-335-9664
                          -----------------------------
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

State  issuer's   revenues  for  the  fiscal  year  ended   September  30,  2008
were..................$0.00.

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2,653(2,653,000 shares at $.001 per share).

As of December 31, 2008, there were 12,550,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes [   ]                                       No [ X ]

                                TABLE OF CONTENTS


Part I


Item 1         Description of Business                                         1

Item 2          Description of Property                                        2

Item 3         Legal Proceedings                                               2

Item 4         Submission of Matters to a Voted of Security Holders            2

Part II

Item 5         Market for Common  Equity and  Related  Stockholder  Matters
               And Small Business Issuers Purchases of Equity Securities       2

Item 6         Management's Discussion and Analysis or Plan of Operation       3

Item 7         Financial Statements                                            5

Item 8         Changes in and  Disagreements  With  Accounts on  Accounting
               And Financial Disclosures                                       5

Item 8A        Controls and Procedures                                         5

Item 8B        Other Information                                               6

Part III

Item 9         Directors and Executive Officers of the Registrant              6

Item 10        Executive Compensation                                          8

Item 11        Security  Ownership of Certain  Beneficial  Owners
               and Management and Related Stockholder Matters                  8

Item 12        Certain Relationships and Related Transactions                  9

Item 13        Exhibits                                                        9

Item 14        Principal Accountant Fees and Services                          9
               Signatures                                                     10

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of the Company

Coffee Exchange, Inc. was incorporated in Florida on January 31, 2000 as Big Sky Industries I, Inc., as a shell ("Shell") company, which conducts virtually no business operations, other than our effort investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combinations ("Business Combination") with an operating or development stage business ("Target Business'). We registered our Company's common stock, par value $0.001 ("Common Stock") pursuant to Securities and Exchange Commission ("SEC") registration statement Form 10-SB (filed December 6, 2000) on a voluntary basis in order to create a reporting Shell company. On December 14, 2000, the SEC approved our Form 10-SB registration statement, with an effective date sixty days after the filing date. The Company is a development stage enterprise, as defined by Financial Accounting Standards, ("FAS") No 7, "Accounting and Reporting by Development Stage Enterprises."

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

We are in our early development and promotional stages. We are a Shell company, conducting virtually no business operation, other than our effort investigating opportunities to associate with a suitable business partner and identifying merger partners or acquisition candidates. We do not engage in any substantive commercial business or other business operations. Our executive and business offices are located at 609 Kiowa, McKinney, Texas 75071.

Our Company's former sole officer and director and current director, Mr. Ramon Chimelis, devoted approximately 5% of his time to our business. Mr. Chimelis devoted as much time as was reasonably necessary to carry out our Company's business and affairs, including the evaluation of potential Target Businesses and the negotiation of a Business Combination. On January 22,2008, Carl Olivieri purchased 900,000 shares of the Company's Common stock from Ramon Chimelis, which represented approximately 85.7% of the Company's issued and outstanding common shares. Mr. Olivieri was elected Chairman of the Board, President, and Chief Executive Officer and expects to devote approximately 50% of his time to carry out the Company's business affairs. (See Note 5 - Related Party Transaction).

We have no full-time employees. We expect to use consultants, attorneys, and accountants as necessary, and we do not anticipate a need to engage any full-time employees while we are investigating opportunities and evaluating Target Businesses. We will address the need for employees and their availability at the time we make a decision to consummate a specific Business Combination.

We are a corporate vehicle created to effect a merger, exchange of capital stock, asset acquisition, or other similar Business Combination with an operating or development stage business, which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 (the "Exchange Act"). On December 6, 2000, we registered our Common Stock, par value $0.001 pursuant to Form 10-SB registration statement on a voluntary basis in order to create a reporting Shell company. We have a shareholder base of 319 shareholders and 12,550,000 shares of Common Stock outstanding, all of which is restricted pursuant to Rule 144 of the Securities Act of 1933, as amended. Pursuant to resolution of our board of directors, no Business Combination may occur prior to our Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

On July 29, 2008, the Company entered into an asset agreement with Coffee Exchange of The Americas Corporation ("CEOTA") to acquire a coffee shop in Dallas, Texas and a coffee shop in Arlington, Texas. In contemplation of closing the asset purchase agreement, the Company issued the shareholders of CEOTA a total of 11,500,000 of the Company's restricted common stock. On November 27, 2008, the Company provided notice to CEOTA that it was canceling the Asset Purchase Agreement dated July 24, 2008 due to the Company's inability to secure assignments of leases for the coffee shops operated by CEOTA.

The Company elected, as settlement of the cancellation, to allow CEOTA and its shareholders to retain the 11,500,000 shares of the Company's common stock previously issued in anticipation of the asset purchase agreement being completed.

As a Shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or start-up company, we face all of the unforeseen costs, expenses, problems, and difficulties related to new companies.

No trading market in our Common Stock presently exists. In light of the restrictions concerning Shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our Common Stock until such time as a Memorandum of Understanding results in a signed agreement between the Company's current majority shareholder and a Target Business. We cannot assure that a trading market in our Common Stock will develop, after a Business Combination occurs, especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by Blank Check companies, and that resale of such securities cannot occur without registration under the Securities Act.

We cannot presently ascertain with any degree or certainty the costs required to structure and consummate the identified Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state blue sky and corporation laws).

ITEM 2. PROPERTIES

Our executive and business offices are currently located at 609 Kiowa, McKinney, Texas 75071. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Olivieri, our current Chief Executive Officer and Chairman of the Board. We believe this office space is adequate to serve our needs until such time as an identified Business Combination with a Target Business occurs. Mr. Olivieri has agreed to continue the current sub-lease arrangement for office space, pursuant to the terms described above, until such time as an identified Business Combination with a Target Business occurs.

ITEM 3. LEGAL PROCEEDINGS.

As of September 30, 2008, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

No public trading market presently exists for the Company's Common Stock, and, other than the execution of the Memorandum of Understanding with Exchange of America's, Inc. (See discussion above) there are no other plans, proposals, arrangements, or understandings with any person with regard to the development of any trading market in any of the Company's securities. No shares of Common Stock have been registered for resale under the federal securities laws or the blue sky laws of any state. We cannot guarantee that any trading market will develop in our Common Stock at any time in the future, especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by Blank Check companies, and that the resale of such securities cannot occur without registration under the Securities Act. Further, the holders of shares of Common Stock and persons who may desire to purchase shares of Common Stock in any

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
        (CONTINUED)

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

Holders

As of September 30, 2008, the Company has 319 shareholders of record for its Common Stock.

Dividends

Since inception, the Company has not declared or paid cash dividends. No restrictions limit our ability to pay dividends on our Common Stock. We do expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

As of September 30, 2008, we have issued an aggregate of 12,550,000 shares of Common Stock as follows:

In September, 2008, we issued 11,500,000 shares of restricted common stock to the Shareholders of Coffee Exchange of The Americas, Inc. (CEOTA) in anticipation of the closing of an asset purchase agreement entered into in July 2008. In December 2008, the Company determined that it would not be able to complete the asset purchase agreement with CEOTA because it was not able to secure the assignment of the leases on the CEOTA locations. The Company determined that it would allow the CEOTA shareholders to retain the restricted common stock issued by the Company as part of the termination of the asset purchase agreement. The restricted common shares were valued at par value of $0.001 per share for a total of $11,500.

On January 31, 2000, we adopted and agreed to be bound by the items of an organizational agreement. Mr. Chimelis, former sole officer and director and current director, pursuant to which Mr. Chimelis agreed to provide cash in return for the issuance to him of Company securities. Accordingly, on January 31, 2000, we issued Mr. Chimelis a total of 1,000,000 shares of Common Stock at $0.001 per share. The cash consideration provided by Mr. Chimelis pursuant to the terms of the organizational agreement totaled $1,000.00.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        (CONTINUED)

Plan of Operation

Coffee Exchange, Inc. is presently a development stage company that conducts virtually no business operations, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, we have not engaged in any operations, nor have we generated any revenue; it has not received cash flow from business operations. The Company will carry out its plan of business as discussed above.

See "Description of Business." We do not have significant cash or other material assets, nor do we have an established source of revenue needed to cover the costs of normal operations, which would allow us to continue as a going concern. These financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders and issuing equity securities to complete a Business Combination transaction with a Target Business. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder, Chairman of the Board and Chief Executive Officer, Carl Olivieri, will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we complete a business transaction with a Target Business.

Since inception, we have received a cash infusion of $1,187. With the exception of certain other professional fees and costs related to a Business Combination, we expect that we will incur minimal operating costs and, as indicated above, our principal shareholder, former sole officer and director and current director will advance funds, as needed, to meet our cash requirements during the next twelve months.It is likely, however, that a Business Combination might not occur during the next twelve months; and in the event that our principal shareholder does not advance adequate funds to support normal operations and we deplete our present cash reserves prior to completing a Business Combination transaction with a Target Business, we may cease operations and a Business Combination may not occur.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of September 30, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-KSB filing as of September 30, 2008.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended September 30, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended September
30, 2008, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

The Company does not have a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of 2 directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, management identified a material deficiency as described Disclosure Controls and Procedures assessment.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective for the year 2008 as a whole. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting. During the most recently completed fiscal year September 30, 2008, the Company made the following changes (1) hired a Chief Financial Officer who has SEC reporting experience, (2) instituted use of SEC disclosure checklist for each financial report, and (3) completed the centralizing of its accounting records in its New Mexico offices. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2008.

Changes in Internal Controls over Financial Reporting

Other than the matters discussed above, during the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Auditor Attestation

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

ITEM 8B. OTHER INFORMATION.

On November 28, 2008, Randy Moseley resigned as the Company's Executive Vice President and Chief Financial Officer.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                  Age                          Position
--------            ----------            ---------------------------
Carl Olivieri         45                  Chairman, CEO, President, Principal
                                          Financial Officer
Ramon Chimelis        42                  Director, Former President,
                                          Treasurer, Secretary

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. - CONTINUED

Mr. Olivieri, is currently the Chairman of the Board, Chief Executive Officer, President and Principal Financial Officer of Coffee Exchange, Inc.and has held that position since November 20, 2007. Since January 22, 2007, he has held the position of Chairman of the Board, Chief Executive Officer and President of Coffee Exchange of America's, Inc. He previously served as Chairman and CEO of Global Triad Inc. from February 2007 to September 2007. From October 2003 until October 2006, he served as Executive Vice President and Director of Urban Television Corporation.

Mr. Chimelis served as our president, treasurer, and secretary since our inception in January 2000 to November 20, 2007. Additionally, Mr. Chimelis is an officer and director of other Shell companies with the same business plan as the Company. See "Directors, Executive Officers, Promoters and Control Persons, Other Blank Check Activities." Since June 2003, Mr. Chimelis has been self-employed, engaged in day trading. Form January 2000 to June 2003, he was a shareholder, officer and director of Design Pallets, Inc., a manufacturer of corrugated pallets, located in Orlando, Florida. From 1999 to January 2000, Mr. Chimelis was engaged in day trading through Gunslinger Group, Inc., a privately held investing firm. From 1998 to 1999 he served as a trader at the broker-dealer firm of JOQ Financial, Inc., and from 1995 to 1998, he was a stock broker at Collner Higgins and Higgins and Anderson. Mr. Chimelis studied business finance at Brevard Community College from 1984 to 1989.

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

Each director is elected until the next Annual Meeting of shareholders and until a successor is qualified. Ramon Chimelis was the initial promoter of the Company; the Company had no other promoter.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers

During the period covered by this report, the Company's executive and directors received no salary or any other type of compensation. There are no employment agreements with our executive officers. On November 20, 2007, Mr. Olivieri assumed the positions of chairman, president, and chief executive officer; Mr. Chimelis resigned from his position as Chairman of the Board and Chief Executive Officer, but remains as a member of the board of directors. Pursuant to Instruction 5 to Item 402 (a) (2) of Regulation S-B, no table or column is provided in this Item 10 to this report on Form 10-KSB.

Compensation of Directors

During the period covered by this report, the directors received no compensation in their capacity as directors of the Company. As of the date hereof, we do not have in place a compensation arrangement for our directors for their services as directors, for committee participation, or special assignments.

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


     Name and Address of           Amount and Nature
      Beneficial Owner          of Beneficial Ownership       Percent of Class
 ---------------------------   ------------------------       -----------------
Min Olivieri
609 Kiowa
McKinney, Texas   75071                 4,000,000                   31.87%

Randy Moseley
609 Kiowa
McKinney, Texas  75071                    700,000                    5.57%


The following table sets forth, as of the date hereof, the names and addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group.

     Name and Address of            Amount and Nature
       Beneficial Owner          of Beneficial Ownership       Percent of Class
 ---------------------------    ------------------------       ----------------
Carl Olivieri
609 Kiowa
McKinney, Texas  75071                9,097,000 (1)                 72.49%

Ramone Chimelis
7557 West Sand Lake Road
Suite 153
Orlando, Florida 32836                  100,000                       .80%


(1)      Includes 4,000,000 shares owned by Min Olivieri, Mr. Olivieri's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors (at September 30, 2008, our Company had two officers, two director, and 319 shareholders) may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be afforded the right to sell pursuant to the same terms that such selling officers, directors, or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than the originally paid by such stockholders. Any payment to current stockholders in context of an acquisition involving our Company would be determined entirely by the largely unforeseen terms of a future agreement with an unidentified business entity.

The executive and business offices of the Company consist of office space located at 609 Kiowa, McKinney, Texas 75071. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Olivieri, our majority shareholder, Chief Executive Officer and Chairman of the Board.We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs.

On November 30, 2007, the Company's board of directors approved the movement of its corporate charter from the state of Florida to the state of Nevada.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

(b) Reports on Form 8-K

     We filed one current report on Form 8-K, dated December 2, 2008, with the Securities Exchange Commission, pursuant to Item 1.02, reporting the cancellation of the Asset Purchase Agreement with Coffee Exchange of the Americas Corporation, dated July 24, 2008, due to the Company's inability to secure assignments of leases for the coffee shops operated by Coffee Exchange of the Americas Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The Company incurred aggregate fees and expenses from Patrick Rodgers, CPA, PA of $2,000 and $8,000 for the audit of fiscal years ended September 30, 2008 and September 30, 2007, including review of the Company's financial statements included in its Forms 10-QSB for the fiscal years ended September 30, 2008 and September 30, 2007, respectively.

Tax Fees:

The Company did not incur any tax fees from Patrick Rodgers, CPA, PA for the fiscal years ended September 30, 2008 and 2007.

All Other Costs:

During fiscal years ended September 30, 2008 and 2007, the Company incurred aggregate fees and expenses of $-0- from Patrick Rodgers, CPA, PA for all other services consisting of other fees and expenses.

Audit Committee:

All of the services described above for fiscal years ended September 30, 2008 and 2007 were approved by the Company's board of directors, pursuant to the Company's policies and procedures. On May 22, 2007, Patrick Rodgers, CPA, PA was appointed as the new independent registered public accounting firm, to provide auditing and related services, including review of the Company's financial statements included in its Forms 10-QSB and Form 10-KSB, beginning with the quarter ended June 30, 2003. The Company intends to continue using Patrick Rodgers, CPA, PA for audit and audit related services, and as needed for due diligence in acquisitions.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               COFFEE EXCHANGE, INC.

Date:  January 7, 2009                         By: /s/ Carl Olivieri
                                               -------------------------------
                                               Carl Olivieri
                                               Chairman, President,
                                               Chief Executive Officer, and
                                               Principal Financial Officer


Date: January 7, 2009                          By: /s/ Ramon Chimelis
                                               --------------------------------
                                               Ramon Chimelis
                                               Director

                              COFFEE EXCHANGE, INC.
                              FINANCIAL STATEMENTS
                   FOR YEARS ENDED SEPTEMBER 30, 2008 AND 2007



                                TABLE OF CONTENTS



Balance Sheet as of September 30, 2008                                       F-3

Statements of Operations for the years ended
  September 30, 2008 and 2007 and for the Period January 31, 2000
  (inception) to September 30, 2008                                          F-4

Statement of Stockholders' Equity (Deficit) for the
   Period January 31, 2000 (inception) to
   September 30, 2008                                                        F-5

Statement of Cash Flows for the years ended
   September 30, 2008 and 2007 and for the Period  January 31, 2000
   (inception) to September 30, 2008                                         F-6


Notes to Financial Statements                                        F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coffee Exchange, Inc.
McKinney, Texas   75071

I have audited the accompanying balance sheet of Coffee Exchange, Inc. ("the Company"), a development stage company, as of September 30, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Coffee Exchange, Inc. as of September 30, 2008 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

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



/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
December 31, 2008

                              COFFEE EXCHANGE, INC.

                          (a Development Stage Company)

                                  BALANCE SHEET

                              AT SEPTEMBER 30, 2008


                                     ASSETS

  Cash                                                               $  --
                                                                     -------

TOTAL ASSETS                                                         $  --
                                                                     =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

  Advances payable - related party                                  $ 13,250
  Accrued expenses                                                     3,568
                                                                     -------
TOTAL LIABILITIES                                                     16,818
                                                                     -------

STOCKHOLDERS' DEFICIT

  Preferred stock, no par value; 5,000,000 shares authorized,
  500,000 shares outstanding                                           5,000

  Common stock, $.001 par value, 50,000,000 shares authorized
   12,550,000 shares issued and outstanding                           12,550
  Additional paid-in capital                                             187
  Deficit accumulated during the development stage                   (34,555)
                                                                     -------

TOTAL STOCKHOLDERS' DEFICIT                                          (16,818)
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  --
                                                                     =======











   The accompanying notes are an integral part of these financial statements.


                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                                             Period From
                                                                              January 31,
                                                                                2000
                                           Year Ended        Year Ended     (Inception) to
                                          September 30,     September 30,    September 30,
                                              2008              2007             2008
                                           ----------        ----------       ----------

EXPENSES

General and administrative expenses        $   20,750        $    6,788        $   34,555
                                           ----------        ----------        ----------

NET LOSS BEFORE INCOME TAXES                   20,750             6,788            34,555

PROVISION FOR INCOME TAXES                       --                --                --
                                           ----------        ----------        ----------

NET LOSS                                   $   20,750        $    6,788        $   34,555
                                           ==========        ==========        ==========


Basic and diluted loss per share           $     0.01        $     0.00
                                           ==========        ==========

Weighted average number of common
 shares outstanding (basic and diluted)     3,192,465         1,050,000
                                           ==========        ==========







   The accompanying notes are an integral part of these financial statements.



                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2008


                                                                                              Deficit
                                                                                            Accumulated
                                                                               Additional    During the
                                         Preferred Stock     Common Stock        Paid-in    Development
Description                            Shares    Amount     Shares    Amount    Capital        Stage     Total
                                     --------   --------    -------   -------    -------     --------   --------

Issuance of common stock                  --        --    1,000,000   $ 1,000   $    --     $    --    $   1,000

Common stock exchanged for services       --        --       50,000        50        --          --           50

Capital contributed by stockholders       --        --           --        --       165          --          165

Net loss for the initial period
ended September 30, 2000                  --        --           --        --        --      (3,227)     (3,227)
                                      --------  -------   ---------   --------    -----       -----       -----
Balance, September 30, 2000               --        --    1,050,000     1,050       165      (3,227)     (2,012)

Net loss for the fiscal year
ended September 30, 2001                  --        --           --        --        --      (2,830)     (2,830)
                                      -------   -------   --------    -------     -----       -----       -----

Balance, September 30, 2001               --        --   1,050,000      1,050       165      (6,057)     (4,842)

Net loss for the fiscal year
ended September 30, 2002                  --        --          --         --        --        (700)       (700)
                                      -------   -------   --------    -------     -----       -----       -----
Balance, September 30, 2002                              1,050,000      1,050       165      (6,757)     (5,542)

Capital Contibuted by stockholders        --        --         --          --        22         --           22

Net loss for the fiscal year
ended September 30, 2003                  --        --         --          --        --        (260)       (260)
                                      -------   -------  ---------    -------     -----       -----       -----
Balance, September 30, 2003               --        --   1,050,000      1,050       187      (7,017)     (5,780)

Net loss for the fiscal year
ended September 30, 2004                  --        --          --         --        --          --          --
                                      -------   ------   ---------    -------    ------       -----       -----
Balance, September 30, 2004                              1,050,000      1,050       187      (7,017)     (5,780)

Net loss for the fiscal year
ended September 30, 2005                  --        --          --         --        --          --         --
                                      -------   ------   ---------    -------    ------       -----       -----
Balance, September 30, 2005               --        --   1,050,000      1,050       187      (7,017)     (5,780)

Net loss for the fiscal year
ended September 30, 2006                  --        --          --         --        --          --        --
                                      ------    ------   ---------    -------    ------       -----       -----
Balance, September 30, 2006               --        --   1,050,000      1,050       187      (7,017)     (5,780)

Net loss for the fiscal year
ended September 30, 2007                  --        --          --         --        --      (6,788)     (6,788)
                                      ------    ------   ---------     -------   ------      ------      ------
Balance, September 30, 2007               --        --   1,050,000      1,050       187     (13,805)    (12,568)

Issuance of preferred shares
  For services                       5,000,000   5,000          --         --        --          --       5,000

Shares issued in terminated
 Acquisition transaction                   --       --  11,500,000     11,500        --          --      11,500

Net loss for the fiscal year
ended September 30, 2008                   --       --          --         --        --     (20,750)    (20,750)
                                     ---------   ------   ---------    -------    -----      ------      ------
Balance, September 30, 2008          5,000,000   $5,000  12,550,000   $ 12,550     $187    $(34,555)   $(16,818)
                                     =========   ======   =========    =======    =====      ======      ======


   The accompanying notes are an integral part of these financial statements.


                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                       Period From
                                                                                       January 31,
                                                                                          2000
                                                       Year Ended      Year Ended      (Inception) to
                                                       September 30,   September 30,    September 30,
                                                           2008            2007             2008
                                                         -------         -------          -------

CASH FLOW FROM OPERATING ACTIVITIES:

 Net loss                                               $(20,750)       $ (6,788)       $(34,555)

 Adjustments to reconcile net loss to net
 cash used by operating activities:
Preferred stock issued for services                        5,000              --           5,000
Common stock issued in terminated merger                  11,500              --          11,555
 Increase in accounts payable                              4,250           6,788          16,813
                                                         -------         -------         -------
NET CASH USED BY OPERATING ACTIVITIES                        --              --           (1,187)
                                                         -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                   --              --            1,000
     Contribution of capital by stockholders                --              --              187
                                                         -------         -------         -------
NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                             --              --            1,187
                                                         -------         -------         -------

NET DECREASE IN CASH                                        --              --              --

CASH AT BEGINNING OF PERIOD                                 --              --              --
                                                         -------         -------         -------

CASH AT END OF PERIOD                                    $  --           $  --           $  --
                                                         =======         =======         =======

SUPPLEMENTAL DISCLOSURES:

 Cash paid during the period for interest                $  --           $  --           $  --
                                                         =======         =======         =======

 Cash paid during the period for income taxes            $  --           $  --           $  --
                                                         =======         =======         =======




The accompanying notes are an integral part of these financial statements.

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity and Organization
----------------------------------

Coffee Exchange, Inc. was incorporated in Florida on January 31, 2000 as Big Sky Industries I, Inc., as a shell ("Shell") company, which conducts virtually no business operations, other than our effort investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combinations ("Business Combination") with an operating or development stage business ("Target Business'). We registered our Company's common stock, par value $0.001 ("Common Stock") pursuant to Securities and Exchange Commission ("SEC") registration statement Form 10-SB (filed December 6, 2000) on a voluntary basis in order to create a reporting Shell company. On December 14, 2000, the SEC approved our Form 10-SB registration statement, with an effective date sixty days after the filing date. The Company is a development stage enterprise, as defined by Financial Accounting Standards, ("FAS") No 7, "Accounting and Reporting by Development Stage Enterprises."

On November 16, 2007, the Company was redomiciled as a Nevada corporation. On July 25, 2008, the Company changed its name to Coffee Exchange, Inc.

Since incorporation in January 2000, the Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. As of September 30, 2008, the Company has not generated any revenue, and, as such, it is considered a development stage company.

Basis of presentation and going concern uncertainty
---------------------------------------------------

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has incurred losses from operations of approximately $34,555. As a result, the Company has a negative working capital and a negative stockholders' equity. The losses from operations are primarily attributable to the overhead expenses deemed necessary to support the Company's operations during the development stage. In light of the Company's current financial position and the uncertainty of its ability to consummate a business Combination, which would involve the acquisition, a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), there is substantial doubt about the Company's ability to continue as a going concern. The Company anticipates meeting its cash requirements through the financial support of its management and stockholders until it completes an acquisition or merger with a company


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 3 -  RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2008, the FASB FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

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

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 3 -  RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.


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

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Note 5. ADVANCES PAYABLE -SHAREHOLDERSS

Advances payable represents short-term advances to the Company by its Shareholders for the payment of certain operating expenses incurred during the fiscal year ended September 30, 2008 At September 30, 2008 the amount advanced was $13,250; the advances are non-interest bearing and due on demand.

NOTE 6. LOSS PER COMMON SHARE

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

NOTE 7. CAPITAL STOCK

Common Stock
------------

The holders of the common stock are entitled to one vote per share; they have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the board of directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase any shares of any class of stock.

In October, 2008, we issued 11,500,000 shares of restricted common stock to the Shareholders of Coffee Exchange of The Americas, Inc. (CEOTA) in anticipation of the closing of an asset purchase agreement entered into in July 2008. In December 2008, the Company determined that it would not be able to complete the asset purchase agreement with CEOTA because it was not able to secure the assignment of the leases on the CEOTA locations. The Company determined that it would allow the CEOTA shareholders to retain the restricted common stock issued by the Company as part of the termination of the asset purchase agreement. The restricted common shares were valued at par value of $0.001 per share for a total of $11,500.

In January, 2000, the Company issued 1,000,000 shares of common stock at par value per share, for a total of $1,000. A stock subscription receivable was recorded at the date of issuance for the same amount, which was paid in June 2000.

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 7. CAPITAL STOCK - CONTINUED

Preferred Stock
---------------

The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series, which may include a conversion feature into common stock.

On January 24, 2008, the Company issued 500,000 shares of preferred stock to Carl Olivieri as compensation for searching out, securing and structuring the a merger agreement with potential coffee shop operations and/or securing financing to build out new coffee shops. The Company had a potential merger agreement with Coffee Exchange of The Americas, Inc., but it was terminated by the Company. The Company valued the shares at $5,000. The 500,000 preferred shares have 100 to 1 voting rights on any shareholder vote as long as Mr. Olivieri owns the shares.

NOTE 8. RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

On March 31, 2007, the Company and Mr. Chimelis signed a Memorandum of Understanding ("MOU") with Coffee Exchange of America's Inc. ("CEOTA") for the purchase of 950,000 of Mr. Chimelis' shares, or approximately 85.7% of the Company's issued and outstanding common shares. The MOU provided that CEOTA will make payments of $2,500 and $1,059 for unpaid audit fees and state corporation fees, respectively, and $30,000 to the Company's shareholders before the common shares are transferred to CEOTA.

In July, 2008, the Company entered into an asset purchase agreement with Coffee Exchange of The Americas, Inc. (CEOTA) to purchase certain of CEOTA's assets In exchange for 11,500,000 shares of the Company's restricted common stock. In September, 2008, the Company issued 11,500,000 shares of restricted common stock to the Shareholders of Coffee Exchange of The Americas, Inc. (CEOTA) in anticipation of the closing of an asset purchase agreement entered into in July 2008. In December 2008, the Company determined that it would not be able to complete the asset purchase agreement with CEOTA because it was not able to secure the assignment of the leases on the CEOTA locations. The Company determined that it would allow the CEOTA shareholders to retain the restricted common stock issued by the Company as part of the termination of the asset purchase agreement. The restricted common shares were valued at par value of $0.001 per share for a total of $11,500. The Company's controlling shareholder, Carl Olivieri, owns approximately 72% of CEOTA and received 8,197,000 of the 11,500,000 shares distributed to the CEOTA shareholders.

On January 24, 2008, the Company issued 500,000 shares of preferred stock to Carl Olivieri as compensation for searching out, securing and structuring the a merger agreement with potential coffee shop operations and/or securing financing to build out new coffee shops. The Company had a potential merger agreement with Coffee Exchange of The Americas, Inc., but it was terminated as discussed above. The Company valued the shares at $5,000. The 500,000 preferred shares have 100 to 1 voting rights on any shareholder vote as long as Mr. Olivieri owns the shares.

During prior years, shareholders of the Company made advances aggregating $4,250. The total advances by shareholders was $13,250 at September 30, 2008.

These advances are non-interest bearing and due on demand.

                              COFFEE EXCHANGE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 9. INCOME TAXES

At September 30, 2008, the Company had a net operating loss carryforward of approximately $34,555. This loss may be carried forward to offset federal income taxes in future years through the year 2027. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change.

Therefore,   substantial  net  operating  loss   carryforwards   could,  in  all
likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.

It is management's opinion that the entire deferred tax benefit of approximately $11,700, resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance of $11,700, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.